Form 10-K
period 2011-12-31
PLATINUM ENERGY SOLUTIONS, INC.
filed 2012-05-15
CIK 1503636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ___________________________________________________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number: 333-176566
________________

PLATINUM ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
________________

Nevada	27-3401355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Loop South, Suite 1601
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)
713-622-7731
(Registrant’s telephone number, including area code)
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No
The number of shares of common stock, par value $0.001 per share, outstanding at May 10, 2012, was 18,881,615.

EXPLANATORY NOTE
On August 30, 2011, we filed a registration statement on Form S-4 with the United States Securities and Exchange Commission (the “SEC”) in anticipation of commencing an exchange offer with holders of our Senior Notes for identical notes registered with the SEC. The registration statement was declared effective on January 31, 2012 and on March 15, 2012 we completed the registered exchange offer.
This Special Report is being filed in accordance with Rule 15(d)2 promulgated by the SEC under the Securities Exchange Act of 1934 and includes only our consolidated financial statements for the last fiscal year, the notes thereto and related exhibits prepared in accordance with the rules of Form 10-K.

PLATINUM ENERGY SOLUTIONS, INC.
SPECIAL REPORT FORM 10-K

TABLE OF CONTENT

PART IV	Page

Item 8. Financial Statements and Supplementary Data	4

PART IV

Item 15. Exhibits, Financial Statement Schedules	39

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Platinum Energy Solutions, Inc.

Audited Financial Statements

Moncla Pressure Pumping Well Services, L.L.C., Moncla Coil Tubing Well Services, L.L.C. and MW Services
Transportation LLC

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	30
Combined Balance Sheet as of March 2, 2011	31
Combined Statement of Operations for period from January 1, 2011 to March 2, 2011	32
Combined Statement of Cash Flows for period from January 1, 2011 to March 2, 2011	33
Combined Statement of Stockholders’ Deficit and Comprehensive Loss for period from January 1, 2011 to March 2, 2011	34
Notes to Combined Financial Statements	35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Platinum Energy Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Platinum Energy Solutions, Inc. (the Company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Energy Solutions, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, TX
May 14, 2012

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEET December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,153,313
Available for sale investment securities	4,951,361
Accounts receivable, net of allowance for
doubtful accounts of $477,019	29,429,194
Inventory	5,272,073
Deferred tax assets	191,762
Prepayments	7,563,820
Total current assets	57,561,523
Property and equipment, net	165,297,477
Other assets	16,176,743
TOTAL ASSETS	$239,035,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$18,958,512
Accounts payable	18,952,366
Accrued expenses	19,265,030
Deferred revenue	9,627,129
Total Current Liabilities	66,803,037
Long-term debt	167,689,860
Amounts due to affiliates	11,105,056
Deferred revenue	3,500,000
Deferred tax liabilities	1,562,942
TOTAL LIABILITIES	$250,660,895
STOCKHOLDERS’ DEFICIT
Preferred stock Series A—$0.001 par value; authorized 20,000 shares;
20,000 shares issued and outstanding	$20
Common stock—$0.001 par value; authorized 99,996,000 shares;
15,535,228 shares issued and outstanding	15,535
Additional paid in capital	25,240,012
Accumulated other comprehensive income	35,434
Accumulated deficit	(39,782,294)
Total Platinum stockholders’ deficit	(14,491,293)
Noncontrolling interest	2,866,141
Total stockholders’ deficit	(11,625,152)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239,035,743

The accompanying notes are an integral part of the consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENT OF OPERATIONS Year Ended December 31, 2011

Revenue	$41,710,019
Cost of services	(39,537,503)
Depreciation	(8,114,955)
General and administrative expenses	(10,296,761)
Loss from operations	(16,239,200)
Interest expense, net	(18,614,484)
Loss before income tax	(34,853,684)
Income tax benefit	242,189
Net loss	(34,611,495)
Loss attributable to noncontrolling interests	(360,548)
Net loss attributable to Platinum	$(34,250,947)
Earnings Per Share:
Net loss attributable to Platinum—basic and diluted	$(2.95)

Shares Used in Per Share Calculations:
Weighted average shares—basic and diluted	11,609,815

The accompanying notes are an integral part of the consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC CONSOLIDATED STATEMENT OF CASH FLOWS Year Ended December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,611,495)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,114,955
Amortization of debt issuance cost and debt discount	2,936,823
Deferred income taxes	(242,189)
Stock-based compensation	1,130,567
Changes in assets and liabilities	4,227,532
Net cash used in operating activities	(18,443,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(5,630,457)
Sale of investment securities	2,883,658
Purchases of and deposits for property and equipment	(148,739,848)
Deposits under operating leases	(2,133,387)
Other	6,986
Net cash used in investing activities	(153,613,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	159,928,600
Proceeds from issuance of preferred stock	20,000,000
Proceeds from lines of credit	16,915,401
Repayments of line of credit	(6,746,889)
Release of restricted cash	6,637,493
Payments of debt issuance costs	(14,428,830)
Payments of equity offering costs	(1,742,802)
Contribution from noncontrolling interests, net	215,600
Net cash provided by financing activities	180,778,573

Net increase in cash and cash equivalents	8,721,718
Cash and cash equivalents—Beginning	1,431,595
Cash and cash equivalents—Ending	$10,153,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$78,542
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Purchases of property and equipment in accounts payable	$8,630,775
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Interest paid-in-kind	$8,102,711
Return of restricted cash to a customer	$(10,000,000)

The accompanying notes are an integral part of the consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS For the Year Ended December 31, 2011

						Accumulated
					Additional	Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Par	Shares	Par	Capital	Income (Loss)	Deficit	Interest	Deficit

Balance at December 31, 2010	—	—	1,190,000	$1,190	$2,973,810	$(16,621)	$(5,531,347)	—	$(2,572,968)

Issuance of stock awards	—	$—	4,448,268	$4,448	$992,649	$—	$—	$—	$997,097
Issuance of Preferred Stock Series A	20,000	20	—	—	15,793,772	—	—	—	15,793,792
Common stock issued to preferred stock holders	—	—	9,896,960	9,897	4,196,311	—	—	—	4,206,208
Unexercised warrants issued to holders of the Senior Notes	—	—	—	—	1,150,000	—	—	—	1,150,000
Issuance of stock options	—	—	—	—	133,470	—	—	—	133,470
Amounts attributed to noncontrolling interests for the acquisition of a variable interest entity	—	—	—	—	—	—	—	2,646,064	2,646,064
Contribution from noncontrolling interests, net	—	—	—	—	—	—	—	580,625	580,625
Net loss	—	—	—	—	—	—	(34,250,947)	(360,548)	(34,611,495)
Unrealized gain on investment securities	—	—	—	—	—	52,055	—	—	52,055
Comprehensive loss	—	—	—	—	—	—	—	—	(34,559,440)
Balance at December 31, 2011	20,000	$20	15,535,228	$15,535	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)

The accompanying notes are an integral part of the consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Platinum Energy Solutions, Inc. (collectively, with its subsidiary, the “Company,” “we,” or “Platinum”) was incorporated in Nevada on September 7, 2010. We are a Houston, Texas based oilfield services provider specializing in premium Hydraulic Fracturing, Coiled Tubing and Other Pressure Pumping services. These services are provided through our three reportable segments. In March 2011, we commenced operations, following the lease of certain pressure pumping and coil tubing equipment from a related party and, therefore, ceased to be a development stage company. Our Hydraulic Fracturing segment began operations in August 2011 in the Eagle Ford Shale. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. In addition, we have established a contract for wet sand supply and physical capabilities around the transport, processing and storage of sand used in the hydraulic fracturing process.

The consolidated financial statements include the accounts of Platinum and all entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to the consolidation of our variable interest entity (“VIE”), the assessment of our property and equipment regarding useful lives, depreciation and impairment, the valuation of our equity grants made to employees and nonemployees (directors and certain vendors), and the realizability of deferred tax assets. Actual results could differ from those estimates as new events occur, additional information is obtained and the Company’s operating environment changes.

(b) Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

(c) Restricted Cash

We classify as restricted cash highly liquid investments that otherwise would qualify as cash equivalents, but are restricted in usage and are, therefore, unavailable to us for general purposes. As of December 31, 2011, none of our cash was restricted.

(d) Investment Securities

Investment securities consist of U.S. Treasury securities. The Company classified its securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held to maturity are classified as available for sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

As of December 31, 2011, all of the Company’s investment securities were available for sale.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the amount we bill to customers and are ordinarily due within 30 days of receipt of invoice. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, communications

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

with our customers, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded on a specific identification basis when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. Historically, our provisions have been low as our significant customers are large oil and gas companies.

(f) Inventory

Inventory for our hydraulic fracturing segment generally consists of materials consumed in the delivery of our services, such as sand, consumable spare parts, guar gum and various chemicals. Inventory is stated at the lower of average cost or market on a first-in, first-out basis. As of December 31, 2011, our inventory consisted primarily of sand stored at various facilities.

(g) Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated, net of applicable salvage value, over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Depreciation is provided, upon the place-in-service date, using the straight-line method over the estimated useful lives of the assets, which are estimated to range from 1.5 to 7 years. Depreciation on amounts recorded as construction in process begins when the asset is placed in service.

(h) Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value which is the discounted cash flows expected to be generated by that asset or asset group. Fair value can be determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment analysis was considered necessary and no impairments were recorded in 2011.

(i) Income Taxes

According to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided for deferred tax assets if it is more likely than not that all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance.

We record estimated reserves for uncertain tax positions if the position does not meet a more-likely than-not threshold to be sustained upon review by taxing authorities. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized as benefits in the first subsequent financial reporting period in which that threshold is met. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, within the provision for income taxes.

Current income tax expense reflects an estimate of our income tax liability for the current year, changes in prior year tax estimates as returns are filed, or from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. To determine the amount of deferred tax assets and liabilities, as well as of the valuation allowance, we must make estimates and certain assumptions regarding future taxable income, as well as other assumptions related to our future tax positions. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or the valuation allowance.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

(j) Revenue Recognition

Our services are generally sold based upon contracts with our customers that include fixed or determinable prices, and do not include right of return provisions or other significant post-delivery obligations. We recognize revenue as the services are rendered, which is typically on a per day, per stage, per hour, or similar basis, and when collectability is reasonably assured.

(k) Share-Based Awards

The Company accounts for share-based awards issued to employees and nonemployees in accordance with the accounting guidance on share-based payments. Accordingly, employee share-based compensation is recognized as an expense over the requisite service period (or the vesting period in the case of restricted stock or stock options) and is measured at the grant date fair value of the award. The grant date fair value of stock option awards is estimated using the Black-Scholes option-pricing model. Nonemployee share-based awards are expensed, on a fair value basis, over the period in which the related services are rendered.

(l) Earnings per Share

We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the applicable period, which includes shares issuable for little or no cash consideration. We compute diluted earnings per share based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, restricted stock awards, warrants and other convertible instruments, if any, were converted into common stock.

(m) Fair Value

The carrying amounts of our financial instruments, consisting of cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, customer advances, and our line of credit, approximate their fair values due to their relatively short maturities. The fair value of our long-term debt is estimated based on quoted market prices.

(n) Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the new International Financial Reporting Standard No. 13, Fair Value Measurement. The ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes were clarifications of existing guidance or wording changes. ASU No. 2011-04 should be applied prospectively and is effective, for a public entity, beginning after December 15, 2011. For a nonpublic entity, the ASU is effective for annual periods beginning after December 15, 2011. We intend to adopt ASU No. 2011-04 in the first quarter of 2012 and do not expect the adoption of the ASU to have a material effect on our financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU No. 2011-05 should be applied retrospectively and is effective, for a public entity, beginning after December 15, 2011. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012. We intend to adopt ASU No. 2011-05 in the first quarter of 2012 and do not expect the adoption of the ASU to have a material effect on our financial position, results of operations, cash flows and disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under ASU No. 2011-05, entities are required to present reclassification adjustments (to subsequently reclassify all items of accumulated other comprehensive income (“AOCI”) to net income or profit or loss) and the effect of those adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income (“OCI”) is presented, by component of OCI. In addition, ASU No. 2011-05 requires that reclassification adjustments be presented in interim financial periods. ASU No. 2011-12 amends the requirements in ASU No. 2011-05 such that an entity may present those adjustments out of AOCI on the face of the financial statement in which OCI is presented or in the notes to the financial statements. ASU No. 2011-12 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the ASU is effective for fiscal years ending

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

after December 15, 2012, and interim and annual periods thereafter. We intend to adopt ASU No. 2011-12 in the first quarter of 2012 and do not expect the adoption of the ASU to have a material effect on our financial position, results of operations, cash flows and disclosures.

NOTE 3—FAIR MARKET VALUE MEASUREMENTS

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets
December 31, 2011			(Level 1)

Investment securities	$4,951,361	$4,951,361	$4,951,361

NOTE 4—INVENTORY

Inventory consisted of the following as of December 31:

2011
Sand	$3,439,221
Consumable spare parts	1,416,157
Chemicals	416,695
Total inventory	$5,272,073

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

	Useful Life	2011
Furniture and fixtures	3-5 years	$529,239
Vehicles	5-7 years	20,806,245
Equipment	1.5-7 years	148,448,720
Leasehold improvements	2 years	151,289
Construction in progress		3,478,995
		173,414,488
Accumulated depreciation		(8,117,011)
Property and equipment, net		$165,297,477

As of December 31, 2011, property and equipment includes $20.7 million of cash deposits on equipment that had not yet been delivered to the Company as of year-end.

NOTE 6—DEFERRED REVENUE

During 2010, we received a total of $20 million in advances under the terms of two separate customer contracts related to multi-year well services contracts. The agreement with one customer stipulates $10 million be placed into an escrow account in the name of the Company to be used to offset future billings made to that customer as services are delivered. In March 2011, the $10 million was returned to that customer. There were no restrictions on the use of the $10 million received from the other customer. In December 2011, we received an additional $6.9 million advance under the other customer contract and there were no restrictions on the use of the additional $6.9 million. As of December 31, 2011, the balance of these advances totaling $13.1 million was included in deferred revenue in the accompanying consolidated balance sheet, which is earned per the terms of the customer contract as services are delivered. During 2011, $3.8 million of these advances was earned and is included in revenue in the accompanying statement of operations.

NOTE 7—DEBT

Portfolio Loan Account Facility

In 2010, we established a portfolio loan account facility with Morgan Stanley Bank, N.A., which we refer to as the Morgan Stanley Facility, in an initial available amount of $8.8 million. The facility was subsequently reduced due to reductions in the balance of pledged collateral to $4.0 million as of December 31, 2011. Drawings on the facility are available on a revolving line of credit basis and bear interest at a variable rate equal to Morgan Stanley Bank, N.A.’s base lending rate in effect from time to time plus a certain percentage that can vary based on the amount drawn. Amounts drawn under the Morgan Stanley Facility from time to time may be repaid and re-borrowed by the Company from time to time. The Morgan Stanley Facility has an indefinite term.

The Morgan Stanley Facility is secured by investment securities maintained at Morgan Stanley Bank, N.A., which were acquired with a portion of an advance from a customer. The Morgan Stanley Facility is not secured by any other assets and does not impose any covenant obligations on the Company.

We have used the proceeds of our drawings under the Morgan Stanley Facility to pay for certain costs relating to the manufacture of our new fracturing fleets and for our general liquidity purposes. As of December 31, 2011, there was approximately $4.0 million outstanding under the Morgan Stanley Facility. The average interest rate for 2011 was approximately 2.8%.

March 2011 Senior Secured Notes

On March 3, 2011, we completed the private placement of $115 million of Senior Secured Notes, at an interest rate of 14.25% per year on the principal amount (the “Original Senior Notes”). The Original Senior Notes mature on March 1, 2015, but may be repurchased earlier. At any time prior to March 1, 2013, the Company may redeem up to 35% of the Original Senior Notes at a price equal to 114.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with net cash proceeds from certain equity offerings. The Company may also redeem the Original Senior Notes from March 1, 2013 to February 28, 2014 and from March 1, 2014, thereafter at a price equal to 107.125% and 100% respectively, plus accrued and unpaid interest. Upon a change of control the holders of the Original Senior Notes will have the right to require the Company to repurchase the Original Senior Notes at 101% of the principal amount, plus any accrued and unpaid interest. The Original Senior Notes are secured by a lien against substantially all of the Company’s assets and all of the Company’s existing and future domestic subsidiaries’ assets and will receive preference in the case of liquidation.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The Original Senior Notes were issued at a discount such that the cash received was equal to 97.764% of the principal amount of the Original Senior Notes. Accordingly, we recognized a $2.6 million discount on the Original Senior Notes that is being amortized over the life of the Original Senior Notes using the effective interest method.

In conjunction with this, the holders of the Original Senior Notes received 115,000 warrants entitling the holders to purchase 2,801,170 shares of the Company’s common stock at an exercise price of $0.05. These warrants expire on February 28, 2018. We allocated $1,150,000 of the proceeds to the warrants, which was recorded as additional paid-in capital, based on the relative fair values of the Original Senior Notes and the warrants at the time of issuance of the securities.

Unamortized debt issuance costs associated with the Original Senior Notes were $9.2 million as of December 31, 2011. These debt issue costs are included in Other assets and are being amortized over the term of the Original Senior Notes using the effective interest method.

The first interest payment on the Original Senior Notes, in the amount of $8,102,711, which was due on September 1, 2011, was paid-in-kind and added to the principal amount of the Original Senior Notes pursuant to the terms of the Original Senior Notes.

The Original Senior Notes contain covenants, including but not limited to:

•	Limitation of capital expenditure;

•	Restrictions on the payment of dividends as well as the purchase of equity for cash;

•	Issuance of further debt or the issuance of future disqualified stock including preferred stock; and

•	Restrictions on the sale of stock that could result in the sale or merger of the Company with another or the sale of assets and properties to another.

September 2011 Senior Secured Notes

On September 29, 2011, we completed a private offering of an additional $50 million aggregate principal amount of our 14.250% Senior Secured Notes due March 2015 (the “Additional Senior Notes”) under the indenture governing the Original Senior Notes. The Additional Senior Notes and the Original Senior Notes (collectively, the “Senior Notes”) are treated as a single series for purposes of such indenture, as amended. In connection with the offering of the Additional Senior Notes, we obtained the consent of holders of a majority in aggregate principal amount of outstanding Original Senior Notes to certain amendments to the indenture to (i) increase certain permitted indebtedness under our indenture from $35 million to $50 million in aggregate principal amount to allow for the issuance of the Additional Senior Notes and eliminate the requirement that the proceeds of the issuance of such Additional Senior Notes be used by us solely for the purpose of acquiring equipment, and (ii) amend the covenant relating to maximum amount of capital expenditures permitted to be incurred in any fiscal year from $10 million to $30 million effective in the fiscal year commencing in 2012 (and increase from $113 million to $160 million the exclusion for anticipated expenditures for new equipment thereunder).

In addition, we agreed that if we complete on or prior to June 30, 2012 an equity offering (an underwritten initial public offering of our common stock) with net cash proceeds to us in excess of $100 million, we will redeem that amount of Senior Notes whose aggregate redemption price is at least equal to the amount of such excess over $100 million.

The Additional Senior Notes were issued at a discount such that the cash received was equal to approximately 95% of the principal amount of the Additional Senior Notes. Accordingly, we recognized a $2.5 million discount on the Additional Senior Notes that is being amortized over the life of the Additional Senior Notes using the effective interest method. Unamortized debt issuance costs associated with the Additional Senior Notes were $2.9 million as of December 31, 2011. These debt issue costs are included in Other assets and are being amortized over the term of the Additional Senior Notes using the effective interest method.

The balance of our Senior Notes at December 31, 2011, net of the unamortized discount, totaled $167.7 million. As of December 31, 2011, the fair value of our Senior Notes was $174.8 million, based on quoted market prices, including the $8.1 million paid-in-kind interest capitalized on September 1, 2011.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

JPMorgan Credit Agreement

On December 28, 2011, we entered into an asset based revolving credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as amended on May 11, 2012, which we refer to as the “Credit Agreement.” Subject to a borrowing base consisting of certain eligible accounts receivable and inventory, an amount up to $15 million was made available to us under the Credit Agreement and, on December 29, 2011, we borrowed the full $15 million amount available to us pursuant to a revolving note made by us in favor of JPMorgan as lender. The Credit Agreement includes borrowing capacity available for letters of credit. Revolving loans are available under the Credit Agreement for working capital and other general corporate purposes. The revolving line of credit will terminate on June 30, 2014, and no further advances may be made to us thereafter. We used the proceeds of our initial borrowing under the Credit Agreement to pay for certain capital expenditures, including three of our new coiled tubing units and progress payments on our planned processing facility, and for general corporate purposes.

The interest rate applicable to the Credit Agreement is, at our option, either LIBOR plus a margin ranging from 2.25% to 3.50% (depending on our total leverage ratio) or, the JPMorgan prime rate, called “CBFR”, plus a margin ranging from 1.00% to 2.50% (depending upon such total leverage ratio). The CBFR rate is the higher of (i) the interest rate publicly announced by JPMorgan as its prime rate and (ii) the adjusted LIBOR rate as calculated by JPMorgan. We will pay a non-use fee of 0.25% on the daily average undrawn portion of the commitment under the Credit Agreement. The average interest rate for 2011 was approximately 2.8%.

Our obligations under the Credit Agreement are secured (with certain exceptions) by first priority security interests on all of our assets. Our obligations under the Credit Agreement are guaranteed by Platinum Pressure Pumping, Inc. as guarantor, and will be guaranteed by our future domestic subsidiaries. The guarantor’s guarantee is, and any future domestic subsidiary’s guarantee will be, secured by first priority security interests in all of their assets. The guarantee is, and each future guarantee of the Credit Agreement will be, full, unconditional and joint and several.

The Credit Agreement permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty. The revolving note pursuant to which we borrowed the full $15 million amount available to us includes a “cleanup” requirement pursuant to which the outstanding amount due thereunder must be paid down and reduced to $0 for thirty consecutive days during each 12-month period.

The Credit Agreement contains a number of negative covenants that, among other things, restrict our ability to sell assets, incur additional debt, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, pay dividends to stockholders or repurchase common stock, and other corporate activities. The negative covenant with respect to our debt, prohibits us from incurring indebtedness for borrowed money, installment obligations, or obligations under capital leases, other than (1) unsecured trade debt incurred in the ordinary course of business, (2) indebtedness owing under the Credit Agreement, (3) indebtedness existing prior to execution of the Credit Agreement not paid off with the proceeds of borrowings under the Credit Agreement with the permission of JPMorgan, (4) purchase money indebtedness, (5) indebtedness created for the sole purpose of amending, extending, renewing or replacing permitted indebtedness referred to in clause (3) (provided the principal amount of such indebtedness is not increased) and (6) other indebtedness in the aggregate amount of $5 million per year, excluding insurance premium financing.

The Credit Agreement also contains affirmative financial covenants relating to our (1) maximum leverage ratio, measured quarterly beginning June 30, 2012, (2) minimum fixed charge coverage ratio, measured quarterly beginning September 30, 2012, and (3) minimum average daily cash position, measured monthly beginning May 31, 2012.

In connection with our entering into the Credit Agreement, JPMorgan as first lien lender, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent on behalf of the Second Lien Creditors (including the holders of the notes), entered into an Intercreditor Agreement dated as of December 28, 2011. The Intercreditor Agreement, among other things, defines the rights of our debt holders with respect to collateral.

Registered Exchange Offer

On March 15, 2012, the Company completed a registered exchange offer to exchange up to $173.1 million aggregate principal amount of its registered 14.25% Senior Secured Notes due 2015, which we refer to as the Exchange Notes, for $173.1 million aggregate principal amount of its outstanding unregistered 14.25% Senior Secured Notes due 2015, which we refer to as the Senior Notes. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Notes for which they were exchanged, except that the Exchange Notes have been registered under the Securities Act of 1933 (the “Securities Act”) and, therefore, the terms relating to transfer restrictions, registration rights and additional interest applicable to the Senior Notes

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

are not applicable to the Exchange Notes, and the Exchange Notes will bear different CUSIP numbers. An aggregate of $172.8 million in principal amount of Senior Notes were tendered in the exchange offer, and $172.8 million in aggregate principal amount of Exchange Notes were issued at the closing of the exchange offer.

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On February 28, 2011 and January 6, 2012, the Company approved a one-for-ten reverse common stock split and a one-for-five reverse common stock split, respectively, which became effective on those respective dates. Please see Note 18 for further detail regarding the reverse common stock splits.

Preferred Stock

On March 3, 2011 we issued 20,000 shares of Series A Preferred Stock for $20 million. The Series A Preferred Stock is not convertible and has a liquidation preference of up to $40 million. The Preferred Stock is not redeemable unless the Company completes an initial public offering, at which time the Preferred Stock is redeemable at a redemption price equal to the original purchase price. The Preferred Stock holders also acquired 9,896,960 shares of the Company’s common stock.

NOTE 9—STOCK AWARD PLAN

Restricted Stock

During the first quarter 2011, the Company issued a total of 4,418,268 restricted and unrestricted shares to certain employees, directors, and to third parties in exchange for services provided. The grant date fair value of each award is estimated on the date of grant using the Option Pricing Model. Under this approach the fair value of the Company was partially based on the $20 million paid by the outside investors to purchase the Company’s Series A Preferred stock. Based on our calculation, we determined fair market value of the restricted shares to be $0.425 per share.

The Company has the right to reacquire 100%, 67%, 33% and 13% of the restricted shares for $0.001 per share as of December 31, 2011, 2012, 2013 and 2014, respectively. Therefore, the restricted stock generally vest by 33%, 33%, 21% and 13% as of December 31, 2011, 2012, 2013 and 2014, respectively. Restricted stock awards of 4,044,799 were made to employees and remain unvested as of December 31, 2011. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. The remaining 373,470 stock awards granted to third parties vested immediately.

During the third quarter of 2011, the Company issued 30,000 restricted shares to certain key employees. The restriction lapses over a period of four years. The grant date fair value of the restricted shares was determined to be $20.00 per share, based on the estimated market value of our non-publicly traded common stock at the date of grant.

The following table summarizes activity in our nonvested restricted stock awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted stock as of January 1, 2011	1,190,000	$2.50
Granted	4,448,268	$0.56
Vested	(1,710,397)	$0.43
Forfeited	—	$—
Nonvested restricted stock as of December 31, 2011	3,927,871	$1.2

Stock Options

During the third and fourth quarters of 2011, the Company granted 141,400 stock options to certain key employees under the 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). The stock options entitle the recipients to purchase shares of our common stock at an exercise price of $20.00 per share (the estimated market value of our common stock at the date of grant) at any time over the options’ ten-year life, subject to the options’ four-year vesting schedule. We have reserved 1,044,817 shares of common stock (or options to purchase common stock) under the 2010 Plan for future issuances.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The following table summarizes activity in our stock options:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of January 1, 2011	—	$—
Granted	141,400	$20.00
Exercised	—	$—
Forfeited	(2,000)	$20.00
Options outstanding as of December 31, 2011	139,400	$20.00
Options exercisable as of December 31, 2011	—	—
The weighted-average remaining contractual term for our options outstanding as of December 31, 2011 was approximately 9.7 years.

The fair value of our option grants was calculated through the use of the Black-Scholes option pricing model. The model requires certain assumptions regarding the market price of the Company’s currently non-traded stock, the expected share price volatility and the expected term of each option grant.

The assumptions used in arriving at the $11.30 fair value of the option grants are as follows:

Risk-free interest rate	1.37%
Dividend yield	0%
Expected volatility	60%
Expected term (in years)	6.25

The risk-free interest rate is based on the treasury yield rate with a maturity corresponding to the expected term or option life assumed at the grant date. Since we had not previously issued any options to our employees, and therefore had no historical forfeiture experience, we estimated the expected term of the option using the simplified method as permitted by SEC Topic 14. D2. Share-based payments, Expected term. The simplified method estimates the expected term of the option by calculating the mid-point between the vesting period end-date and the end of the contract term. As there was no trading market for our equity securities, expected volatility of our stock price is based on historical and expected volatility rates of comparable publicly traded peer companies.

Absent an active market for our equity securities, the market value of our common stock underlying the options granted was determined by management and approved by our Board of Directors. In determining such fair market value, for purposes of valuing our share-based payment awards, we obtained a contemporaneous valuation compiled based on estimates provided by various investment banks which were engaged by us to produce an estimated enterprise value and equity value of the Company, based primarily on our financial forecasts and on comparable peer company data. Among other significant assumptions, the valuation reflected a marketability discount as our equity securities were not traded at such time.

Changes to the underlying assumptions described above may have a significant impact on the resulting market value of our stock and the fair value of our option grants, respectively, which could have a material impact on our consolidated financial statements.

The stock-based compensation expense related to all our unvested restricted stock awards and stock option awards described above was approximately $1.1 million for the year ended on December 31, 2011 and was primarily included in General and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2011, the remaining unrecognized stock-based compensation expense of approximately $2.9 million will be recognized over a remaining vesting period of approximately 2.9 years.

NOTE 10—EARNINGS PER SHARE

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share for the year ended December 31, 2011:

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

Net loss attributable to Platinum—Basic and Diluted	$(34,250,947)
Weighted average shares of common stock outstanding
Basic and Diluted	11,609,815
Net loss per share:
Basic	$(2.95)
Diluted	$(2.95)

The calculation of weighted average shares of common stock outstanding—diluted for the year ended December 31, 2011, excludes 3.8 million of outstanding restricted stock and stock option awards because their effect was antidilutive.

NOTE 11—INCOME TAXES

The provision (benefit) for income taxes is comprised of the following for the year ended December 31:

2011
Current	$—
Deferred	(242,189)
Total income tax benefit	$(242,189)

A reconciliation of the differences between our income taxes computed at the U.S. statutory rate and our income taxes as reported is summarized as follows for the year ended December 31:

	2011
	Amount	Rate (%)
U.S. Statutory rate	$(12,198,790)	(35.0)%
Valuation allowance	11,632,604	33.4%
Other	323,997	0.9%
Income tax benefit	$(242,189)	(0.7)%

Our consolidated effective income tax rate for 2011 was 0.7%. The effective tax rate for the year ended December 31, 2011 is less than the applicable statutory rates due to establishment of a valuation allowance against certain deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows at December 31:

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

2011
Deferred tax assets:
Operating loss carryforwards	$47,949,297
Deferred revenue	3,325,000
Amortizable start-up cost	2,013,333
Accrued expenses	1,754,622
Other	191,762
Subtotal	55,234,014
Deferred tax liabilities:
Depreciation on property and equipment	(42,400,912)
Share-based awards	(471,519)
Other	(168,060)
Subtotal	(43,040,491)
Total deferred tax assets (liabilities)	$12,193,523

Valuation allowance	(13,564,703)

Net deferred tax assets (liabilities)	$(1,371,180)

As of December 31, 2011, we had deferred tax assets of $47.9 million relating to $135.9 million of net operating loss (“NOL”) carryforwards. The NOL carryforwards can be used to reduce our income taxes payable in future years, these NOL could expire starting in 2031 through 2032. We have recognized a $13.6 million valuation allowance related to these NOL. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings prior to the expiration of the loss carryforwards. We could be required to record an additional valuation allowance against certain or all of our remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.

Uncertain Tax Positions

We recognize a benefit for uncertainty in income taxes if we determine that a position is more likely than not of being sustained upon audit, based solely on the technical merits of the position. We recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. If a previously recognized uncertain tax benefit no longer meets the requirements for being recognized, then we adjust our tax benefits. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by tax authorities could have a material impact on our effective tax rate in future periods.

As of December 31, 2011, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

From time to time, our periodic tax returns are subject to review and examination by various tax authorities, tax years 2010 through 2011 remain open to examination.

NOTE 12—VARIABLE INTEREST ENTITY

We account for variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810, Consolidation. ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the rights to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions then it has a controlling financial interest and is the primary beneficiary of the VIE.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity, as well as the nature of the entity’s activities, including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities.

On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. (“WSB”) and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC (“CT”) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). Due to a protective right included in the lease agreement that enables the sole shareholder of the WSB Business to sell to us the assets subject to the lease purchase agreement upon the occurrence of certain events, we determined that PP, CT and MWST are variable interest entities. We further determined that we are the primary beneficiary of PP, CT and MWST because the lease provides us with full control of all of the operating assets of PP, CT and MWST. As of December 31, 2011, the combined financials statements of PP, CT and MWST had $15.6 million in total assets and $12.8 million in total liabilities.

We obtained control of the WSB Business effective March 3, 2011. In accordance with FASB ASC Topic 805, Business Combinations, we accounted for the acquisition of the WSB Business using the acquisition method which requires an acquirer to recognize and measure the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date. The following represents the identifiable assets acquired and liabilities assumed and the estimates of their fair values at the acquisition date.

Cash	$6,986
Accounts receivable	964,853
Property and equipment	17,739,621
Accounts payable and accrued expenses	(555,425)
Amounts due to affiliates	(13,896,602)
Net deferred tax liabilities	(1,613,369)
Net assets acquired	$2,646,064
Non controlling interests	2,646,064
Consideration paid	$—

The fair value of the net assets acquired, net of tax, was $2,646,064, which was recognized as non-controlling interests.

Pro Forma Impact of the Acquisition of the WSB Business

The following unaudited supplemental pro forma results present consolidated information as if the lease purchase agreement had been effective on January 1, 2011 and we had obtained control of the WSB Business on such date. The pro forma results include adjustments that give effect to (i) the impact of the preliminary fair value adjustment to property and equipment on depreciation expense, (ii) the impact on general and administrative expenses of new executive employment contracts that were executed concurrent with the lease purchase agreement, (iii) the impact of the preliminary fair value adjustment to the amount due to affiliate on interest expense and (iv) the impact of the pro forma adjustments on the historical income tax provision. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the deemed acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the lease purchase agreement had occurred on January 1, 2011, nor are they indicative of future results.

For the Year Ended December 31, 2011
Revenues	$42,319,039
Net loss, net of tax benefit	$(34,054,673)

For the period from March 3, 2011 (acquisition date) to December 31, 2011, the WSB Business generated revenues and net loss, net of tax benefit, of $2.2 million and $0.4 million, respectively. Of such revenues $2.1 million generated by the WSB

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Business has been eliminated in consolidation as it represents lease payments made by Platinum to the WSB Business.

NOTE 13—RELATED PARTY TRANSACTIONS

On March 3, 2011, we entered into a lease agreement with WSB and two of its wholly owned entities, PP and CT, to lease certain pressure pumping and coil tubing equipment. These entities are controlled by our CEO. The term of the lease is for two years commencing March 3, 2011. Under the terms of the lease we will pay WSB a monthly fee of $210,000 over a term of two years. Should there be a change of control in the Company, we may, at the option of the lessor, be obligated to purchase the assets subject to the lease agreement for an amount equal to the greater of:

a.	The aggregate of the outstanding balance of the loans from JPMorgan Chase Bank, N.A. and from WSB’s shareholder, Charles Moncla limited to $16.1 million; and

b.	The lesser of (i) the last twelve months of revenue generated by the business of WSB or (ii) $20 million.

As explained above, we consolidated the WSB Business effective March 3, 2011.

The Company entered into a lease agreement with L M Industries, L.L.C, a related party, to lease the Del Yard located in Scott, Louisiana commencing March 1, 2011. The agreement requires a monthly fee of $10,000 over a term of two years.

During December 2010, the Company entered into an overhead allocation agreement with Layton Corporation, a company owned and controlled by one of the Company’s directors, covering the Company’s office space at 2100 West Loop South, 16th Floor, Houston, Texas. This agreement provides for the shared space and other office services provided by Layton Corporation and the Company will pay $30,000 per month for these services over two years. The Company also entered into a contract with Layton Corporation whereby the Company paid Layton Corporation a $1.35 million fee for services related to the offering of debt and equity which closed on March 3, 2011. In March 2012, in connection with a restructuring of our board of directors, Daniel Layton resigned from the board.

The amounts due to affiliates are unsecured, interest free and have no fixed term of repayment. The calculation of amounts due to affiliate, non-current, is as follows:

Balance as of December 31, 2010	$—
Acquisition of PP, CT and MWST	13,896,602
Lease payment due to PP, CT and MWST	(2,100,000)
Divestiture of certain affiliates	(365,025)
Other, net	(326,521)
Balance as of December 31, 2011	$11,105,056

NOTE 14—COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In March 2011, the Company committed to purchase guar gum, a necessary input for its hydraulic fracturing services. The Company committed to purchase 100,000 gallons of guar gum per month, at prevailing market prices, commencing in September, 2011. The Company is required to make a monthly deposit for the subsequent month’s deliveries and as of December 31, 2011, we had a deposit of $1.5 million to secure the delivery of such guar gum supply. The agreement expires in August 2012 unless extended by the Company for an additional 12 months.

In May 2011, the Company entered into an agreement with a third party for the purchase of well services equipment for its third hydraulic fracturing fleet. The total purchase commitment as of December 31, 2011 was approximately $37.0 million, payable in increments due before each piece of equipment is delivered. Delivery of the equipment is expected to take place in the second quarter of 2012. The Company made payments during 2011 of $25.8 million toward such commitment.

In July 2011, the Company entered into a master lease agreement with a third party to lease up to 461 100-ton railcars under supplemental schedules to the lease agreement for the transport of sand used in hydraulic fracturing. Each lease schedule

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

commences upon delivery of the railcars and continues for a period of 60 months to 84 months. The railcars are leased at a fixed monthly rent between $485 to $550 per railcar. In March 2012, the Company agreed to a termination fee of approximately $1.0 million as consideration for the termination of one of the supplemental schedules representing up to 138 100-ton railcars.

In July 2011, the Company entered into a lease agreement with a third party to lease pick-up trucks for use in its hydraulic fracturing, coil tubing and other pressure pumping operations. The lease commences upon delivery of the pick-up trucks and requires a monthly rent between approximately $700 to $2,100 per pick-up truck, over a two-year term.

In July 2011, the Company entered into a one year supply and service agreement to purchase sand, a necessary input for its hydraulic fracturing services. The Company committed to purchase 150,000 tons per year with the option to increase it to 300,000 tons per year. This agreement also provides for design and construction supervision services for the planned sand drying facility. The agreement may be extended for an additional year.

In September 2011, the Company entered into a lease agreement with a third party to lease additional office space for our Houston office. The lease commenced on October 1, 2011 and requires a monthly rent of $5,627, including maintenance fee, with an estimated annual rental increase of approximately four percent, over a period of three years, with an option to extend the lease for an additional three-year term.

In October 2011, the Company entered into a two year supply agreement with another sand mining company to purchase sand for its hydraulic fracturing services. The Company committed to purchase 10,000 tons per month.

In October 2011, the Company entered into two additional agreements for the purchase of well services equipment for its fourth and fifth hydraulic fracturing fleets with two third-party vendors. The purchase commitments as of December 31, 2011 were approximately $33.1 million and $32.7 million, respectively, payable in increments due before each piece of equipment is delivered. Delivery of the equipment is expected to take place in the second and third quarters of 2012, respectively. The Company has made initial deposits during 2011 of $9.2 million and $4.1 million, respectively, toward such commitments.

In October 2011, the Company entered into a lease agreement with a third party to lease office space for our Lafayette, Louisiana office. The lease commenced on October 15, 2011 and requires a monthly rent of $3,400 over three years, with an option to extend the lease for two additional three-year terms.

In December 2011, the Company entered into a lease agreement with the city of San Antonio, Texas to lease an unimproved tract of land in the Braunig Industrial Park, Bexar County, Elmendorf, Texas, for the construction of a sand processing and hydraulic fracking support facility, for five years with an option to extend another five years. The lease commenced on January 17, 2012 and requires an annual rent of $108,555 over the base lease term and $124,838 over the option period.

In the normal course of business, the Company is subject to various taxes in the jurisdictions in which it operates. The determination of whether or not certain transactions are taxable requires management to make judgments based on interpretation of applicable tax rules. The Company’s consolidated balance sheet includes an accrual for certain non-income tax exposures in the amount of $5.5 million as of December 31, 2011.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011 are as follows: 2012—$3.5 million, 2013—$2.8 million, 2014—$2.0 million, 2015—$1.9 million, 2016—$1.8 million, thereafter—$2.4 million , and in the aggregate—$14.4 million. Total operating lease rental expense for the year ended December 31, 2011 was $1.0 million.

Our business plan contemplates, among other things, the acquisition of up to five high-specification hydraulic fracturing fleets. The acquisition of equipment for these fleets requires significant capital, and we are seeking to continue with the implementation of our plan notwithstanding the postponement of our initial public offering. As a result of the postponement and our decision to continue as planned, we are faced with significant short-term cash constraints. To alleviate such constraints, we completed a $13.5 million stock offering in March 2012. We also are pursuing alternative financing arrangements for our fourth and fifth fleets. While we believe that we will be able to obtain alternative financing for our fourth and fifth fleets, our inability to do so could require us to delay or abandon the acquisition of such equipment or the development and construction of new projects, reduce the scope of projects or sell various projects, among other things, any of which could materially adversely affect the Company.

NOTE 15—SEGMENT REPORTING

We operate our business in three reportable segments: (1) Hydraulic Fracturing, (2) Coiled Tubing, and (3) Other Pressure

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Pumping Services. These business segments provide different services and utilize different technologies.

— Hydraulic Fracturing: Hydraulic fracturing services are utilized when the formations holding oil and natural gas lack the permeability to release their hydrocarbons quickly and economically as is typical in many active unconventional oil and natural gas shale plays. Our hydraulic fracturing services include providing technical expertise and experience to improve well completions as well as conducting technical evaluations, job design and fluid recommendations. We commenced hydraulic fracturing operations on August 29, 2011, in southern Texas.

— Coiled Tubing: Coiled tubing allows operators to service a well while continuing production without shutting down the well, reducing risk of formation damage. Our Coiled Tubing segment currently conducts operations in Texas and Louisiana.

— Other Pressure Pumping Services: Cementing service uses pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole, among other applications. We perform routine pressure pumping services in conjunction with coiled tubing. Our Other Pressure Pumping Services segment currently conducts operations in Louisiana and Utah.

Results for these business segments are presented below. We use the same accounting policies to prepare our business segment results as are used to prepare our consolidated financial statements.

Summarized financial information concerning our segments is shown in the following table:

FOR THE YEAR ENDED DECEMBER 31, 2011	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated

Revenues	$36,084,916	$3,397,453	$2,227,650	$—	$41,710,019
Cost of services	(31,975,569)	(4,778,175)	(2,276,471)	(507,288)	(39,537,503)
Gross profit (loss)(1)	4,109,347	(1,380,722)	(48,821)	(507,288)	2,172,516
Depreciation	(4,710,894)	(2,455,699)	(948,362)	—	(8,114,955)
General and administrative expense	—	—	—	(10,296,761)	(10,296,761)
Operating loss	$(601,547)	$(3,836,421)	$(997,183)	$(10,804,049)	$(16,239,200)
Capital expenditures, including equipment deposits	129,483,424	19,185,424	71,000	—	148,739,848
Total assets	173,249,544	29,346,158	6,933,086	29,506,955	239,035,743

(1)	Gross Profit represents Revenue minus Costs of services.

(2)
“Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations. Excluding the $10.3 million in corporate general and administrative expenses for the year ended December 31, 2011, total operating segments’ loss for such period was $5.9 million.

For the year ended December 31, 2011, approximately 87% of our revenue was derived from two customers. The loss of business from any of these two customers could cause severe impact on our results of operations.

NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION

Prepayments consisted of the following at December 31:

2011
Prepayments for
Materials and equipment	$6,420,228
Rents and various leases	568,097
Insurance	563,494
Permits	12,001
Total prepayments	$7,563,820

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Other assets consisted of the following at December 31:

2011
Deferred costs related to
Senior Notes, Original	$9,231,808
Senior Notes, Additional	2,938,156
Equity offering	1,742,802
Line of credit	130,590
Security deposits related to operating leases	2,133,387
Total other assets	$16,176,743

Accrued expenses consisted of the following at December 31:

2011
Accrued payroll	$1,628,170
Accrued expenses	2,073,290
Accrued payroll tax and sales tax	1,829,699
Accruals related to various materials and equipment	5,511,491
Accrued interest on Senior Notes	8,222,380
Total accrued expenses	$19,265,030

Supplemental cash flow information was as follows for the year ended December 31:

2011
Account receivables	$(28,464,341)
Inventory	(5,272,073)
Prepaids and other current assets	(7,563,820)
Account payables and accrued expenses	42,400,636
Deferred revenue	3,127,130
Changes in assets and liabilities	$4,227,532

NOTE 17—FINANCIAL INFORMATION ABOUT THE COMPANY AND THE SUBSIDIARY GUARANTOR

On March 3, 2011, Platinum Energy Solutions, Inc. (“PES”) completed the private placement of $115 million of the Senior Notes, guaranteed on a senior secured basis by Platinum Pressure Pumping, Inc., a wholly owned subsidiary of PES (“PPP” or the “Guarantor”). The guarantee is full and unconditional and (if additional subsidiary guarantors are added) will be joint and several with such other subsidiary guarantors and the Guarantor is 100% owned by PES. Under the terms of the Indenture for the Senior Notes, as amended, PPP may not sell or otherwise dispose of all or substantially all of its assets to, or merge with or into another entity, other than the Company, unless no default exists under the Indenture, as amended, and the acquirer assumes all of the obligations of the Guarantor under the Indenture, as amended. PES is a holding company with no significant operations, other than through its subsidiary.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING BALANCE SHEET As of December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,835,894	$2,018,418	$299,001	$—	$10,153,313
Available for sale investment securities	4,951,361	—	—	—	4,951,361
Accounts receivable, net	—	29,392,767	36,427	—	29,429,194
Inventory	—	5,272,073	—	—	5,272,073
Investment in subsidiary	1,000	—	—	(1,000)	—
Deferred tax asset	—	—	191,762	—	191,762
Prepayments	538,378	7,025,442	—	—	7,563,820
Intercompany receivables	173,460,201	—	—	(173,460,201)	—
Total current assets	186,786,834	43,708,700	527,190	(173,461,201)	57,561,523
Property, plant and equipment, net	—	150,194,657	15,102,820	—	165,297,477
Other assets	14,052,383	2,124,360	—	—	16,176,743
Total assets	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$18,958,512	$—	$—	$—	$18,958,512
Accounts payable	914,572	17,941,894	95,900	—	18,952,366
Accrued expense	10,675,351	8,589,708	(29)	—	19,265,030
Intercompany payables	—	173,460,201	—	(173,460,201)	—
Deferred revenue	—	9,627,129	—	—	9,627,129
Total current liabilities	30,548,435	209,618,932	95,871	(173,460,201)	66,803,037
Deferred revenue	—	3,500,000	—	—	3,500,000
Amounts due to affiliates	—	—	11,105,056	—	11,105,056
Long-term debt	167,689,860	—	—	—	167,689,860
Deferred tax liabilities	—	—	1,562,942	—	1,562,942
Total liabilities	198,238,295	213,118,932	12,763,869	(173,460,201)	250,660,895
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	15,535	1,000	—	(1,000)	15,535
Additional paid-in capital	25,240,012	—	—	—	25,240,012
Accumulated other comprehensive income	35,434	—	—	—	35,434
Accumulated deficit	(22,690,079)	(17,092,215)	—	—	(39,782,294)
Total Platinum stockholders’ equity (deficit)	2,600,922	(17,091,215)	—	(1,000)	(14,491,293)
Noncontrolling interest	—	—	2,866,141	—	2,866,141
Total stockholders’ equity (deficit)	2,600,922	(17,091,215)	2,866,141	(1,000)	(11,625,152)
Total liabilities and stockholders’ equity (deficit)	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated

Revenue	$—	$41,650,883	$2,159,136	$(2,100,000)	$41,710,019
Cost of services	—	(41,577,464)	(60,039)	2,100,000	(39,537,503)
Depreciation	—	(5,336,154)	(2,778,801)	—	(8,114,955)
General and administrative expenses	(8,626,860)	(1,624,621)	(45,280)	—	(10,296,761)
Loss from operations	(8,626,860)	(6,887,356)	(724,984)	—	(16,239,200)
Interest income (expense), net	(8,531,872)	(10,204,859)	122,247	—	(18,614,484)
Loss before income tax	(17,158,732)	(17,092,215)	(602,737)	—	(34,853,684)
Income tax benefit	—	—	242,189	—	242,189
Net loss	$(17,158,732)	$(17,092,215)	$(360,548)	—	$(34,611,495)

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC, CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,158,732)	$(17,092,215)	$(360,548)	$—	$(34,611,495)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	—	5,336,154	2,778,801	—	8,114,955
Amortization of debt issuance cost and debt discount	2,936,823	—	—	—	2,936,823
Deferred income taxes	—	—	(242,189)	—	(242,189)
Stock-based compensation expense	1,130,567	—	—	—	1,130,567
Changes in assets and liabilities:
Accounts receivable	—	(29,392,768)	928,427	—	(28,464,341)
Intercompany receivables	(183,427,237)	—	—	183,427,237	—
Inventory	—	(5,272,073)	—	—	(5,272,073)
Prepaids and other current assets	(538,378)	(7,025,442)	—	—	(7,563,820)
Accounts payable and accrued expenses	18,755,109	26,531,602	(2,886,075)	—	42,400,636
Deferred revenue	—	3,127,130	—	—	3,127,130
Intercompany payables	—	183,427,237	—	(183,427,237)	—
Net cash provided by (used in) operating activities	(178,301,848)	159,639,625	218,416	—	(18,443,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(5,630,457)	—	—	—	(5,630,457)
Sale of investment securities	2,883,658	—	—	—	2,883,658
Purchase of and deposits for property and equipment	—	(148,597,847)	(142,001)	—	(148,739,848)
Other	—	—	6,986	—	6,986
Deposits under operating leases	(9,027)	(2,124,360)	—	—	(2,133,387)
Net cash used in investing activities	(2,755,826)	(150,722,207)	(135,015)	—	(153,613,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	159,928,600	—	—	—	159,928,600
Proceeds from issuance of preferred stock	20,000,000	—	—	—	20,000,000
Advances received from customers	6,900,000	(6,900,000)	—	—	—
Proceeds from lines of credit	16,915,401	—	—	—	16,915,401
Repayments of line of credit	(6,746,889)	—	—	—	(6,746,889)
Release of restricted cash	6,637,493	—	—	—	6,637,493
Payments of debt issuance cost	(14,428,830)	—	—	—	(14,428,830)
Payments of equity offering costs	(1,742,802)	—	—	—	(1,742,802)
Contribution from noncontrolling interests	—	—	215,600	—	215,600
Receipt of initial capital	(1,000)	1,000	—	—	—
Net cash provided by financing activities	187,461,973	(6,899,000)	215,600	—	180,778,573

Net increase in cash and cash equivalents	6,404,299	2,018,418	299,001	—	8,721,718
Cash and cash equivalents—Beginning	1,431,595	—	—	—	1,431,595
Cash and cash equivalents—Ending	$7,835,894	$2,018,418	$299,001	$—	$10,153,313

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Consolidated Financial Statements

NOTE 18—STOCK SPLITS

On February 28, 2011 and January 6, 2012, the Company approved a one-for-ten reverse common stock split and a one-for-five reverse common stock split, respectively, which became effective on those respective dates. As a result, all references to common share and per-share data for all periods presented in this report have been adjusted to give effect to these reverse common stock splits. As no change was made to the par value of the common shares, a total of $62,140 was reclassified from common stock to additional paid-in-capital as of December 31, 2011. On the split effective date of January 6, 2012, every five shares of common stock outstanding were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split on January 6, 2012, and in lieu thereof, the number of shares of common stock held by any stockholder who would otherwise have been entitled to a fractional share was rounded up to the next highest full share.

NOTE 19 – SUBSEQUENT EVENTS

Sand Processing Facility

Effective January 1, 2012, the Company entered into an agreement with a third party to negotiate in good faith to form a joint venture (the “JV”) in which the Company will own a 33.33% equity interest (the "Letter Agreement"), upon the completion of a sand drying plant located in Millet, Texas (the “Facility”). The JV will hold and lease assets related to the mining and transporting of sand reserves located in Wisconsin (the “Reserves”) and the operation of the Facility. The Letter Agreement provides that the Company will contribute an amount necessary to render the Facility fully functional and our partner will transfer, convey and assign to the JV all of its right, title, and interest in and to, all of its assets and equipment related to the Facility and the Reserves. Once the Facility is fully functional, the Company will enter into an exclusive lease agreement with the JV for the use of the Reserves and the Facility for a term commencing on the effective date of the JV agreement through the termination of the underlying lease agreements for the Reserves and the Facility. The Letter Agreement further provides that the Company will manage the JV, be responsible for all operating costs and pay the JV monthly rent equal to $1.00 plus $30.00 per ton of raw sand processed at the Facility during each month. The Company will have full authority to act for and on behalf of the JV in all matters in connection with or related to the JV’s business, except for certain actions that require the consent of at least a majority of equity interest holders. The Company also has the option, under the Letter Agreement, to purchase an additional 33.33% equity interest in the JV, which can be exercised by the Company on the later of June 30, 2012 or the date when all the liens securing the liabilities related to the equipment contributed by our partner have been released. In late April 2012, the Facility began processing sand; however, written agreements reflecting the transactions contemplated in the Letter Agreement have not yet been finalized.

Stock Offering

On March 15, 2012, the Company agreed to issue and sell $13,500,000 in common stock of the Company to certain investors and current stockholders of the Company, including Clearlake Capital Group (“CCG”) and Mr. Charles L. Moncla, Jr., the Company’s Chairman of the Board and Chief Executive Officer. CCG and Mr. Moncla also agreed to purchase any remaining shares of offered stock not purchased by the other offerees in proportion to their existing ownership of common stock of the Company. The common stock will be immediately exchangeable into convertible preferred stock of the Company upon approval of the issuance and terms of such convertible preferred stock by the stockholders of the Company at a duly called meeting. As consideration for CCG’s and Mr. Moncla’s agreement to purchase any unpurchased common stock in this offering, the Company agreed to issue at closing 518,984 warrants to CCG and Mr. Moncla, with each of them receiving a pro rata portion of the warrants in proportion to their existing ownership of common stock of the Company. Each warrant is convertible into one share of common stock, has an exercise price of $3.00 per share and a 10-year term. In addition, investors committing to purchase common stock of the Company in connection with the offering by 12:00 pm New York City time on March 20, 2012, received at closing a pro rata portion of 518,984 warrants in proportion to the investment amount committed by such investor to the total commitments of all investors. Each such warrant is convertible into one share of common stock of the Company, has an exercise price of $3.00 per share and a 10-year term. The Company completed the offering on March 30, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Platinum Energy Solutions, Inc.:

We have audited the accompanying combined balance sheet of Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC (collectively, the “Company”) as of March 2, 2011, and the related combined statements of operations, member's equity, and cash flows for the period from January 1, 2011 to March 2, 2011. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC as of March 2, 2011, and the results of their operations, and their cash flows for the period from January 1, 2011 to March 2, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, TX
May 14, 2012

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC Combined Balance Sheet March 2, 2011

ASSETS	March 2, 2011
CURRENT ASSETS:
Cash and cash equivalents	$6,986
Available for sale investment securities	—
Accounts receivable, net of allowance for doubtful accounts of $477,019	964,853
Deferred tax asset	199,752
Total current assets	1,171,591
Property and equipment, net	14,428,895
TOTAL ASSETS	$15,600,486

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$555,425
Amount due to affiliates	13,631,602
Total current liabilities	14,187,027
Deferred tax liabilities	548,925
Total liabilities	14,735,952
Member's equity	864,534
TOTAL LIABILITIES AND MEMBER'S EQUITY	$15,600,486

The accompanying notes are an integral part of the combined financial statements.

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC Combined Statement of Operations Period from January 1 to March 2, 2011

Period from Jan 1 to Mar 2, 2011
Revenue	$609,020
Cost of services	(995,247)
Selling, general and administrative expense	(137,355)
Loss from operations	(523,582)
Interest expense, net	(8,819)
Other income	50
Loss before income tax	(532,351)
Income tax benefit	214,005
Net loss	$(318,346)

The accompanying notes are an integral part of the combined financial statements.

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC Combined Statement of Cash Flows Period from January 1 to March 2, 2011

Period from January 1, to March 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318,346)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	455,282
Deferred income taxes benefit	(214,005)
Changes in operating assets and liabilities
Account receivable	57,819
Accounts payable and accrued expenses	149,323
CASH PROVIDED BY OPERATING ACTIVITIES	130,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	289,324
CASH USED IN INVESTING ACTIVITIES	289,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to affiliates	(19,198)
Contribution from member	180,000
CASH PROVIDED BY FINANCING ACTIVITIES	160,802

INCREASE IN CASH AND CASH EQUIVALENTS	$1,551
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,435
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,986

The accompanying notes are an integral part of the combined financial statements.

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC Combined Statement of Member’s Equity Period from January 1 to March 2, 2011

Balance, December 31, 2010	1,002,880
Member's Contribution	180,000
Net loss	(318,346)
Balance, March 2, 2011	$864,534

The accompanying notes are an integral part of the combined financial statements.

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC
NOTES TO COMBINED FINANCIAL STATEMENTS
Period From January 1 to March 2, 2011

NOTE 1-DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a) Nature of Business

MW Services Transportation LLC (“MWST”) was formed on August 20, 2009 as a Texas limited liability company. MWST's primary operations relate to the ownership of transportation equipment used by Moncla Coil Tubing Well Services, L.L.C. (“CT”) and Moncla Pressure Pumping Well Services, L.L.C. (“PP”).

On August 31, 2009, the sole shareholder of MWST acquired the shares of Well Services Blocker, Inc. (“WSB”), which owned various pressure pumping, coil tubing, and wireline oilfield services assets. The sole shareholder later formed CT and PP as direct, wholly-owned subsidiaries of WSB to own the coiled tubing and pressure pumping assets, respectively, which at the time of the acquisition of WSB were owned by a single subsidiary of WSB. PP and CT's primary operations relate to providing pressure pumping and coil tubing services for oil and gas customers in Louisiana, Texas, Mississippi and Alabama. Another subsidiary of WSB, Wireline Specialists of Louisiana, LLC, owns the wireline services assets, which is not included in these combined financial statements.

PP, CT and MWST, which collectively own and operate the equipment used in the delivery of the coil tubing and pressure pumping services, are herein referred to as the “WSB Business.” The WSB Business is managed as a single operating segment.

(b) Principles of Combination

The combined financial statements include the accounts of PP, CT and MWST. PP and CT are controlled by WSB. WSB and MWST are both controlled by the same individual shareholder. PP, CT and MWST have been combined for purposes of presenting these financial statements as they are the parties whose assets are subject to the lease agreement with Platinum Energy Solutions, Inc. and have all been under common control and management for the periods presented. All significant balances and transactions between the entities have been eliminated on combination.

WSB owns other assets that are not subject to the lease agreement with Platinum Energy Solutions, Inc. and, therefore, were not included in these combined financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to the valuation of accounts receivable, property and equipment and deferred taxes. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. The WSB Business maintains zero balance bank accounts which sweep nightly to the master account maintained by WSB.

(e) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the combined statements of cash flows. The allowance for doubtful accounts is the WSB Business's best estimate of the amount of credit losses in the WSB Business's existing accounts receivable based on historical experience and management's evaluation of outstanding accounts receivable balances. The WSB Business reviews its allowance for doubtful accounts regularly. The allowance for doubtful accounts was $477,019 as of March 2, 2011.

(f) Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC
NOTES TO COMBINED FINANCIAL STATEMENTS
Period From January 1 to March 2, 2011

over the remaining life of the related asset. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 7 years. Depreciation on amounts recorded as construction in progress begins when the asset is placed in service. Long-lived assets such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the WSB Business first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairments were recorded during 2011.

(g) Income Taxes

According to FASB ASC Topic 740, Income Taxes deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

We record estimated reserves for uncertain tax positions if the position does not meet a more-likely-than-not threshold to be sustained upon by review by taxing authorities. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized as benefits in the first subsequent financial reporting period in which that threshold is met. The WSB Business recognizes potential interest and penalties related to uncertain tax positions within the provision for income taxes.

NOTE 2-PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	Useful Life	March 2, 2011
Leasehold improvements	1 years	$55,208
Furniture and equipment	3-5 years	3,400
Machinery and equipment	5-7 years	18,156,404
		18,215,012
Less - accumulated depreciation		(3,786,117)
Property and equipment, net		$14,428,895

NOTE 3-RELATED PARTY TRANSACTIONS

The WSB Business rents office space from the member on a month to month lease. Payments to the member for rent were approximately $20,000 from January 1, 2011 to March 2, 2011.

The amount due to affiliate at March 2, 2011 of $13,631,602 relates to the transfer of equipment and net cash payments made by WSB. The financing arrangement with WSB has no set repayment term and does not bear interest.

Interest expense of $8,819 was allocated to the WSB Business by WSB for the period ended March 2, 2011. The interest relates to WSB's loan facilities with a third-party lender. The assets of the WSB Business are pledged as collateral for the loan facilities.

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC
NOTES TO COMBINED FINANCIAL STATEMENTS
Period From January 1 to March 2, 2011

NOTE 4-INCOME TAXES

The provision (benefit) for income taxes is comprised of the following for the period ended March 2, 2011:

March 2, 2011
Current	$—
Deferred	(214,005)
Total income tax benefit	$(214,005)

A reconciliation of the differences between our income taxes computed at the U.S. statutory rate and our income taxes as reported is summarized as follows for the period ended March 2, 2011:

	2011
	Amount	Rate (%)
U.S. Statutory rate	$(186,323)	35%
State income tax, net of federal benefit	(27,682)	5.2%
Income tax benefit	$(214,005)	40.2%

Our consolidated effective income tax rate for 2011 was 40.2%. The effective tax rate for 2011 is higher than the applicable statutory rates primarily due to State taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows at March 2, 2011:

March 2, 2011
Deferred tax assets:
Operating loss carryforwards	$2,717,246
Other	199,752
Subtotal	2,916,998

Deferred tax liabilities:
Depreciation on property and equipment	(3,266,171)
Total deferred tax assets (liabilities)	$(349,173)

As of March 2, 2011, we had deferred tax assets of $2.7 million relating to $6.8 million of net operating loss (“NOL”) carryforwards. The NOL carryforwards can be used to reduce our income taxes payable in future years and could expire starting in 2029 through 2031. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings prior to the expiration of the loss carryforwards.

NOTE 5-SUBSEQUENT EVENTS

The WSB Business has evaluated subsequent events from the balance sheet date through May 14, 2012, the date at which the audited financial statements were available to be issued, and determined the following subsequent events:

On March 3, 2011, we entered into a lease agreement with Platinum Energy Solutions, Inc. (“Platinum”). Due to a protective right included in the lease agreement, it was determined that we are variable interest entities to Platinum. It was further determined that Platinum will be our primary beneficiary because the lease provides Platinum with full control over all of our operating assets. Therefore, Platinum consolidates our financial results effective March 3, 2011.

Moncla Coil Tubing Well Services, L.L.C., Moncla Pressure Pumping Well Services, L.L.C., and MW Services Transportation LLC
NOTES TO COMBINED FINANCIAL STATEMENTS
Period From January 1 to March 2, 2011

As part of the lease agreement, Platinum pays the WSB Business $210,000 per month in return for the use of substantially all of our assets. Platinum is responsible for insuring and maintaining the assets. In the event of a change in control at Platinum, the shareholder of the WSB Business may sell the assets subject to the lease agreement to Platinum for a pre-determined sum based on certain factors.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this annual report:
(1) Financial Statements
All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.
(3) Exhibits
Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith and with an “**” are furnished herewith.

Exhibit No.	Description
23.1*	Consent of KPMG LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on May 15, 2012.

Platinum Energy Solutions, Inc.

By:	/s/ J. CLARKE LEGLER, II
Name: J. Clarke Legler, II
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on May 15, 2012, on behalf of the Company and in the capacities indicated.

Signature	Title

/s/ L. CHARLES MONCLA, JR.	Chief Executive Officer and Director (Principal Executive Officer)
L. Charles Moncla, Jr.

/s/ J. CLARKE LEGLER, II	Chief Financial Officer and Secretary (Principal Financial Officer)
J. Clarke Legler, II

/s/ JUSTIN W. BROWN	Principal Accounting Officer and Assistant Secretary
Justin W. Brown

/s/ JOSÉ E. FELICIANO	Director
José E. Feliciano

/s/ RICHARD L. CRANDALL	Director
Richard L. Crandall

/s/ WILLIAM RESTREPO	Director
William Restrepo

/s/ MERVIN DUNN	Director
Mervin Dunn