Form 10-Q
period 2012-03-31
PLATINUM ENERGY SOLUTIONS, INC.
filed 2012-05-21
CIK 1503636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ___________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012
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
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                                   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 18, 2012, the issuer had 16,404,015 shares of common stock, $.001 par value, outstanding.

PLATINUM ENERGY SOLUTIONS, INC.
CONTENTS TO FORM 10-Q

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, and Section 21E of the Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

•	future financial and operating performance and results;

•	business strategy and budgets;

•	technology;

•	financial strategy;

•	amount, nature and timing of capital expenditures;

•	competition and government regulations;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	property acquisitions and sales; and

•	plans, forecasts, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

•	concentration of our customer base and fulfillment of existing customer contracts;

•	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

•	our ability to maintain pricing;

•	the cyclical nature of the oil and natural gas industry;

•	deterioration of the credit markets;

•	delays in obtaining required permits;

•	our ability to raise additional capital to fund future capital expenditures;

•	increased vulnerability to adverse economic conditions due to indebtedness;

•	competition within the oil and natural gas industry;

•	asset impairment and other charges;

•	the potential for excess capacity in the oil and natural gas industry;

•	our limited operating history on which investors will evaluate our business and prospects;

•	our identifying, making and integrating acquisitions;

•	our ability to obtain raw materials and specialized equipment;

•	technological developments or enhancements;

•	loss of key executives;

•	management control over stockholder voting;

•	the ability to employ skilled and qualified workers;

•	work stoppages and other labor matters;

•	hazards inherent to the oil and natural gas industry;

•	inadequacy of insurance coverage for certain losses or liabilities;

•	regulations affecting the oil and natural gas industry;

•	federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;

•	future legislative and regulatory developments;

•	changes in trucking regulations; and

•	effects of climate change.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,998,579	$10,153,313
Available for sale investment securities	—	4,951,361
Accounts receivable, net of allowance for doubtful accounts of $477,019	25,930,485	29,429,194
Inventory	8,752,750	5,272,073
Prepayments and other current assets	11,702,993	7,563,820
Deferred tax asset	191,762	191,762
Total current assets	57,576,569	57,561,523
Property and equipment, net	193,514,494	165,297,477
Other assets	15,765,152	16,176,743
TOTAL ASSETS	$266,856,215	$239,035,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$15,000,000	$18,958,512
Accounts payable	58,326,265	18,952,366
Accrued expenses	13,011,853	19,265,030
Deferred revenue	6,002,068	9,627,129
Total Current Liabilities	92,340,186	66,803,037
Long-term debt	168,007,649	167,689,860
Amounts due to affiliates	10,411,871	11,105,056
Deferred revenue	2,000,000	3,500,000
Deferred tax liabilities	1,509,293	1,562,942
TOTAL LIABILITIES	$274,268,999	$250,660,895
STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value; authorized 20,000 shares;
20,000 and 20,000 shares issued and outstanding, respectively	$20	$20
Common stock, $0.001 par value; authorized 99,996,000;
18,270,229 and 15,535,228 shares issued and outstanding, respectively	18,270	15,535
Additional paid in capital	38,955,119	25,240,012
Accumulated other comprehensive income	—	35,434
Accumulated deficit	(49,171,247)	(39,782,294)
Total Platinum stockholders’ deficit	(10,197,838)	(14,491,293)
Noncontrolling interest	2,785,054	2,866,141
Total stockholders’ deficit	(7,412,784)	(11,625,152)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$266,856,215	$239,035,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue	$40,135,036	$302,016
Cost of services	(32,581,617)	(168,921)
Depreciation	(5,082,448)	(289,907)
General and administrative expense	(4,657,954)	(2,334,829)
Loss from operations	$(2,186,983)	$(2,491,641)
Interest expense, net	(7,327,142)	(1,410,195)
Loss before income tax	$(9,514,125)	$(3,901,836)
Income tax benefit (expense)	44,085	(18,870)
Net loss	$(9,470,040)	$(3,920,706)
Loss attributable to noncontrolling interests	(81,087)	(44,095)
Net loss attributable to Platinum	$(9,388,953)	$(3,876,611)
Earnings Per Share:
Net loss attributable to Platinum - Basic and diluted	$(0.68)	$(0.76)

Weighted average shares - Basic and diluted	13,818,440	5,072,950

Other comprehensive loss, before tax:
Unrealized loss on investment securities, before tax	(35,434)	(10,604)
Income tax benefit related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	(35,434)	(10,604)
Comprehensive loss, net of tax	(9,505,474)	(3,931,310)
Less: comprehensive loss attributable to the noncontrolling interest	(81,087)	(44,095)
Comprehensive loss attributable to Platinum	$(9,424,387)	$(3,887,215)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,470,040)	$(3,920,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,082,448	289,907
Amortization of debt issuance cost and debt discount	1,037,326	260,161
Deferred income taxes	(53,649)	(29,642)
Stock-based compensation	312,311	235,009
Changes in assets and liabilities	23,405,635	1,563,184
Net cash provided by (used in) operating activities	20,314,031	(1,602,087)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(5,653,411)
Sale of investment securities	4,915,927	2,500,000
Purchase of and deposits for property and equipment	(33,299,465)	(15,746,400)
Other	—	6,986
Net cash used in investing activities	(28,383,538)	(18,892,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	—	112,428,600
Proceeds from issuance of preferred stock	—	20,000,000
Proceeds from issuance of common stock	13,500,000	—
Payment of debt issuance cost	—	(11,146,742)
Release of restricted cash	—	6,637,493
Repayment of line of credit	(3,958,512)	(6,743,606)
Payment of equity offering costs	(626,715)	—
Contribution from noncontrolling interests, net	—	73,000
Net cash provided by financing activities	8,914,773	121,248,745

Net increase in cash and cash equivalents	845,266	100,753,833
Cash and cash equivalents—Beginning	10,153,313	1,431,595
Cash and cash equivalents—Ending	$10,998,579	$102,185,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$179,597	$44,570
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Purchases of property and equipment in accounts payable and accrued expenses	$32,664,547	$159,524
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Return of restricted cash to a customer	$—	$10,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT Three Months Ended March, 31, 2012 (Unaudited)

						Accumulated
					Additional	Other		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Par	Shares	Par	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance at December 31, 2011	20,000	$20	15,535,228	$15,535	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)
Issuance of stock awards and stock-based compensation amortization	—	$—	35,000	$35	$207,522	$—	$—	$—	$207,557
Issuance of stock options and stock-based compensation amortization	—	—	—	—	104,754	—	—	—	104,754
Issuance of common stock and warrants	—	—	2,700,000	2,700	13,402,831	—	—	—	13,405,531
Unrealized loss on investment securities	—	—	—	—	—	(35,434)	—	—	(35,434)
Net loss	—	—	—	—	—	—	(9,388,953)	(81,087)	(9,470,040)
Balance at March 31, 2012	20,000	$20	18,270,228	$18,270	$38,955,119	$—	$(49,171,247)	$2,785,054	$(7,412,784)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—GENERAL

Nature of Operations

Platinum Energy Solutions, Inc. (collectively, with its subsidiary, the “Company,” “we,” or “Platinum”) was incorporated in Nevada on September 7, 2010. We are a Houston, Texas based oilfield services provider specializing in premium Hydraulic Fracturing, Coiled Tubing and Other Pressure Pumping services, our three reportable segments. In March 2011, we commenced operations, following the lease of certain pressure pumping and coil tubing equipment from a related party and, therefore, ceased to be a development stage company. Our Hydraulic Fracturing segment began operations in August 2011 in the Eagle Ford Shale. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. In addition, we have established a contract for wet sand supply and physical capabilities around the transportation, processing and storage of sand used in the hydraulic fracturing process.

Basis of Presentation

The consolidated financial statements include the accounts of Platinum and all entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. All significant inter-company transactions and balances have been eliminated in consolidation.
Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

Management Estimates

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

NOTE 2—FAIR MARKET VALUE MEASUREMENTS

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets
March 31, 2012			(Level 1)
Investment securities	$—	$—	$—
December 31, 2011
Investment securities	$4,951,361	$4,951,361	$4,951,361

In February 2012, we liquidated our investment securities.

The carrying amounts of our financial instruments, consisting of cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and our line of credit, approximate their fair values due to their relatively short maturities.

NOTE 3— INVENTORY

Inventory consisted of the following:

	March 31, 2012	December 31, 2011
Sand	$5,814,300	$3,439,221
Consumable spare parts	2,464,615	1,416,157
Chemicals	473,835	416,695
Total inventory	$8,752,750	5,272,073

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Furniture and fixtures	3-5 years	$551,225	$529,239
Vehicles	5-7 years	23,922,073	20,806,245
Equipment	1.5-7 years	171,536,414	148,448,720
Leasehold improvements	2 years	228,324	151,289
Construction in progress		10,475,917	3,478,995
		206,713,953	173,414,488
Accumulated depreciation		(13,199,459)	(8,117,011)
Property and equipment, net		$193,514,494	$165,297,477

As of March 31, 2012 and December 31, 2011, property and equipment includes $15.0 million and $20.7 million, respectively, of deposits on equipment not yet delivered to the company.

NOTE 5—DEFERRED REVENUE

During 2010, we received a total of $20 million in advances under the terms of two separate customer contracts related to multi-year well services contracts. The agreement with one customer stipulates $10 million be placed into an escrow account

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

in the name of the Company to be used to offset future billings made to that customer as services are delivered. In March 2011, the $10 million was returned to that customer. There were no restrictions on the use of the $10 million received from the other customer. In December 2011, we received an additional $6.9 million advance under the other customer contract and there were no restrictions on the use of the additional $6.9 million. As of March 31, 2012 and December 31, 2011, the balance of these advances totaling $8.0 million and $13.1 million, respectively, was included in deferred revenue in the accompanying consolidated balance sheet, which is earned per the terms of the customer contract as services are delivered. During the three months ended March 31, 2012, $5.1 million of these advances was earned and is included in revenue in the accompanying statement of comprehensive loss.

NOTE 6—DEBT

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

We have used the proceeds of our drawings under the Morgan Stanley Facility to pay for certain costs relating to the manufacture of our new fracturing fleets and for our general liquidity purposes. As of December 31, 2011, there was approximately $4.0 million outstanding under the Morgan Stanley Facility. In February 2012, we sold the investment securities and repaid the outstanding balance under the Morgan Stanley Facility. The average interest rate for the three months ended March 31, 2012 was approximately 2.25%. There was no outstanding balance or availability under the Morgan Stanley Facility as of March 31, 2012.

March 2011 Senior Secured Notes

On March 3, 2011, we completed the private placement of $115 million of Senior Secured Notes, at an interest rate of 14.25% per year on the principal amount (the “Original Senior Notes”). The Original Senior Notes mature on March 1, 2015, unless the Original Senior Notes are repurchased earlier. At any time prior to March 1, 2013, the Company may redeem up to 35% of the Original Senior Notes at a price equal to 114.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with net cash proceeds from certain equity offerings. The Company may also redeem the Original Senior Notes from March 1, 2013 to February 28, 2014 and from March 1, 2014, thereafter at a price equal to 107.125% and 100% respectively, plus accrued and unpaid interest. Upon a change of control, the holders of the Original Senior Notes will have the right to require the Company to repurchase the Original Senior Notes at 101% of the principal amount, plus any accrued and unpaid interest. The Original Senior Notes are secured by a lien against substantially all of the Company’s assets and all of the Company’s existing and future domestic subsidiaries’ assets and will receive preference in the case of liquidation.

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

Unamortized debt issuance costs associated with the Original Senior Notes were $8.7 million and $9.2 million as of March 31, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Original Senior Notes using the effective interest method.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

September 2011 Senior Secured Notes

On September 29, 2011, we completed a private offering of an additional $50 million aggregate principal amount of our 14.25% Senior Secured Notes due March 2015 (the “Additional Senior Notes”) under the indenture governing the Original Senior Notes. The Additional Senior Notes and the Original Senior Notes (collectively, the “Senior Notes”) are treated as a single series for purposes of such indenture, as amended. In connection with the offering of the Additional Senior Notes, we obtained the consent of holders of a majority in aggregate principal amount of outstanding Original Senior Notes to certain amendments to the indenture to (i) increase certain permitted indebtedness under our indenture from $35 million to $50 million in aggregate principal amount to allow for the issuance of the Additional Senior Notes and eliminate the requirement that the proceeds of the issuance of such Additional Senior Notes be used by us solely for the purpose of acquiring equipment, and (ii) amend the covenant relating to maximum amount of capital expenditures permitted to be incurred in any fiscal year from $10 million to $30 million effective in the fiscal year commencing in 2012 (and increase from $113 million to $160 million the exclusion for anticipated expenditures for new equipment thereunder).

In addition, we agreed that if we complete, on or prior to June 30, 2012, an equity offering (an underwritten initial public offering of our common stock) with net cash proceeds to us in excess of $100 million, we will redeem that amount of Senior Notes whose aggregate redemption price is at least equal to the amount of such excess over $100 million.

The Additional Senior Notes were issued at a discount such that the cash received was equal to approximately 95% of the principal amount of the Additional Senior Notes. Accordingly, we recognized a $2.5 million discount on the Additional Senior Notes that is being amortized over the life of the Additional Senior Notes using the effective interest method. Unamortized debt issuance costs associated with the Additional Senior Notes were $2.8 million and $2.9 million as of March 31, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Additional Senior Notes using the effective interest method.

The balance of our Senior Notes at March 31, 2012 and December 31, 2011, net of the unamortized discount, totaled $168.0 million and $167.7 million, respectively. As of March 31, 2012 and December 31, 2011, the fair value of our Senior Notes was $166.0 million and $174.8 million, respectively, based on quoted market prices, including the $8.1 million paid-in-kind interest capitalized on September 1, 2011.

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The interest rate applicable to the Credit Agreement is, at our option, either LIBOR plus a margin ranging from 2.25% to 3.50% (depending on our total leverage ratio) or, the JPMorgan prime rate, called “CBFR”, plus a margin ranging from 1.00% to 2.50% (depending upon such total leverage ratio). The CBFR rate is the higher of (i) the interest rate publicly announced by JPMorgan as its prime rate and (ii) the adjusted LIBOR rate as calculated by JPMorgan. We will pay a non-use fee of 0.25% on the daily average undrawn portion of the commitment under the Credit Agreement. The average interest rate for the three months ended March 31, 2012 was approximately 2.79%.

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

The Credit Agreement contains a number of negative covenants that, among other things, restrict our ability to sell assets, incur additional debt, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, pay dividends to stockholders or repurchase common stock, and other corporate activities. The negative covenant with respect to our debt, prohibits us from incurring indebtedness for borrowed money, installment obligations, or obligations under capital leases, other than (1) unsecured trade debt incurred in the ordinary course of business, (2) indebtedness owing under the Credit Agreement, (3) indebtedness existing prior to execution of the Credit Agreement not paid off with the proceeds of borrowings under the Credit Agreement with the permission of JPMorgan, (4) purchase money indebtedness, (5) indebtedness created for the sole purpose of amending, extending, renewing or replacing permitted indebtedness referred to in clause (3) (provided the principal amount of such indebtedness is not increased) and (6) other indebtedness in the aggregate amount of $5.0 million per year, excluding insurance premium financing.

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

Registered Exchange Offer

On March 15, 2012, the Company completed a registered exchange offer to exchange up to $173.1 million aggregate principal amount of its registered 14.25% Senior Secured Notes due 2015, which we refer to as the Exchange Notes, for $173.1 million aggregate principal amount of its outstanding unregistered 14.25% Senior Secured Notes due 2015, which we refer to as the Senior Notes. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Notes for which they were exchanged, except that the Exchange Notes have been registered under the Securities Act of 1933 (the “Securities Act”) and, therefore, the terms relating to transfer restrictions, registration rights and additional interest applicable to the Senior Notes are not applicable to the Exchange Notes, and the Exchange Notes will bear different CUSIP numbers. An aggregate of $172.8 million in principal amount of Senior Notes were tendered in the exchange offer, and $172.8 million in aggregate principal amount of Exchange Notes were issued at the closing of the exchange offer.

NOTE 7— STOCKHOLDERS’ EQUITY

Common Stock

On February 28, 2011, the Company’s board of directors approved a one-for-ten reverse common stock split, which became effective on that date. On January 6, 2012, the Company's board of directors approved a one-for-five reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

this report have been adjusted to give effect to these reverse splits. As no change was made to the par value of the common shares, a total of $62,140 was reclassified from common stock to additional paid-in capital as of December 31, 2011.

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

On March 30, 2012, we issued 2,700,000 shares of common stock, that are immediately exchangeable into 13,500 shares of Series B Preferred Stock upon approval of the issuance of the preferred stock by the stockholders of the Company, for $13.5 million. The Series B Preferred Stock is convertible to common stock at a ratio of 200 to 1 and is entitled to dividends of 5% per annum, paid either in cash or stock on a quarterly basis. The Series B Preferred Stock is redeemable upon the Company’s completion of an initial public offering at a redemption price equal to or more than the original purchase price. The purchasers of the stock also received 1,037,968 warrants, each convertible into one share of common stock at an exercise price of $3.00 per share. We allocated $1,620,000 of the proceeds to the warrants, which was recorded as additional paid-in capital, based on the relative fair values of the stock and the warrants at the time of issuance of the securities. In April 2012, the Series B Preferred Stock were approved for issuance. As of May 18, 2012, a total of 2,477,600 shares of the common stock had been exchanged for 12,388 shares of Series B Preferred Stock.

NOTE 8—STOCK AWARD PLAN

Overview

In exchange for services provided, we have issued restricted and unrestricted stock and stock options to employees and non-employees under the 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). As of January 1, 2012, we have reserved 1,044,817 shares of common stock (or options to purchase common stock) under the 2010 Plan for future issuances. The awards typically have a ten-year life and a four-year vesting period.

Absent an active market for our equity securities, the market value of our common stock underlying the restricted stock or stock options granted was determined by management and approved by our Board of Directors at the time of grant. In determining such fair market value, for purposes of valuing our share-based payment awards, we obtained contemporaneous valuations compiled either internally by management or by third-party appraisers based primarily on our financial forecasts and comparable peer company data. Among other significant assumptions, the valuation reflects a marketability discount as our equity securities are not traded. The underlying assumptions significantly impact the resulting estimated market value of our stock and the fair value of our restricted stock and option grants.

Restricted Stock

During the first quarter 2012, the Company issued 35,000 restricted shares to a key employee and a director under the 2010 plan. The grant-date fair value of the restricted shares was determined to be $3.50 per share, based on the estimated market value of our non-publicly traded common stock at the date of grant.

Stock Options

During the first quarter 2012, the Company granted 30,000 stock options to a key employee under the 2010 Plan. The stock options entitle the recipient to purchase shares of our common stock at an exercise price of $3.50 per share at any time over the options’ ten-year life, subject to the options’ four-year vesting schedule.

The fair value of our option grants was calculated through the use of the Black-Scholes option pricing model. The model requires certain assumptions regarding the estimated market price of the Company’s currently non-traded stock, the risk-free interest rate, the expected share price volatility and the expected term of each option grant.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The assumptions used in arriving at the $1.97 fair value of the option grant during the first quarter are as follows:

March 31, 2012
Risk-free interest rate	1.14%
Dividend yield	—%
Expected volatility	60.00%
Expected term (in years)	6.25

◦	Risk-free interest rate. The risk-free interest rate is based on the treasury yield rate with a maturity corresponding to the expected term or option life assumed at the grant date.

◦
Expected Term. Since we had not previously issued any options to our employees prior to the third quarter 2011, and therefore had no historical forfeiture experience, we estimated the expected term of the option using the simplified method as permitted by SEC Topic 14. D2. Share-based payments, Expected term. The simplified method estimates the expected term of the option by calculating the mid-point between the vesting period end-date and the end of the contract term.

◦
Expected Volatility. As there was no trading market for our equity securities, expected volatility of our stock price is based on historical and expected volatility rates of comparable publicly traded peer companies.

The stock-based compensation expense related to all our unvested restricted stock awards and stock option awards described above was approximately $0.3 million and $0.2 million, respectively, for the three-month periods ended March 31, 2012 and 2011 and was primarily included in General and administrative expenses. The remaining unrecognized stock-based compensation expense as of March 31, 2012 of approximately $3.3 million will be recognized over the average remaining vesting period of approximately 3.1 years.

NOTE 9—EARNINGS PER SHARE

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)
Net loss attributable to Platinum—basic and diluted	$(9,388,953)	$(3,876,611)
Weighted average shares of common stock outstanding—basic and diluted	13,818,440	5,072,950
Net loss per share:
Basic	$(0.68)	$(0.76)
Diluted	$(0.68)	$(0.76)

The calculation of weighted average shares of common stock outstanding—diluted for the three months ended March 31, 2012 excludes 4.8 million of outstanding restricted stock and stock option awards because their effect was anti-dilutive. The calculation of weighted average shares of common stock outstanding—diluted for the three months ended March 31, 2011, excludes 1.4 million of outstanding restricted stock awards because their effect was anti-dilutive.

NOTE 10—INCOME TAXES

The effective tax rate of approximately 0.5% for the three month periods ended March 31, 2012 and 2011 is lower than the federal statutory rate as the majority of our income tax benefits were not recognized. This is because we are not able to conclude that it is more likely than not that we will be able to use these loss carryforwards and, as such, have provided a corresponding valuation allowance. We recognized a tax benefit from the losses of a consolidated variable interest entity which files a separate tax return.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 11—VARIABLE INTEREST ENTITY

We account for variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810, Consolidation. On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. (“WSB”) and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC. (“CT”) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). Due to a protective right included in the lease agreement that enables the sole shareholder of the WSB Business to sell to us the assets subject to the lease purchase agreement upon the occurrence of certain events, we determined that PP, CT and MWST are variable interest entities. We further determined that we are the primary beneficiary of PP, CT and MWST because the lease provides us with full control of all of the operating assets of PP, CT and MWST. As of March 31, 2012, the combined financials statements of PP, CT and MWST had $14.8 million in total assets and $12.0 million in total liabilities.

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

NOTE 12—RELATED PARTY TRANSACTIONS

On March 21, 2012, we entered into a stock purchase agreement with certain investors and current security holders of the Company, including Clearlake Capital Partners (Master) II, L.P. (“CCG”) and Mr. L. Charles Moncla, Jr., the Company’s Chairman of the Board and Chief Executive Officer, pursuant to which we agreed to issue and sell up to 2,700,000 shares of common stock at a purchase price of $5.00 per Share, for an aggregate purchase price of up to $13.5 million. CCG and Mr. Moncla also agreed to purchase any remaining shares not purchased by other investors in proportion to their existing ownership of common stock of the Company prior to the offering. We completed the stock sale on March 30, 2012, as more fully disclosed in Note 7.

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

The Company entered into a lease agreement with a certain related party to lease the Del Yard located in Scott, Louisiana commencing March 1, 2011. The agreement requires a monthly fee of $10,000 over a term of two years.

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

The amounts due to affiliates are unsecured, interest free and has no fixed term of repayment. The calculation of amounts due to affiliate, non-current, is as follows:

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Balance as of December 31, 2011	$11,105,056
Lease payment due to PP, CT and MWST	(630,000)
Other, net	(63,185)
Balance as of March 31, 2012	$10,411,871

NOTE 13—COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

We have operating lease commitments expiring at various dates, principally for office space, real estate, railcars, and vehicles. Rental expense relating to operating leases was $1.7 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, future minimum rental payments related to noncancellable operating leases were as follows: 2012—$2.7 million, 2013—$2.8 million, 2014—$2.0 million, 2015—$1.9 million, 2016—$1.8 million, thereafter—$2.4 million , and in the aggregate—$13.6 million.
We have a commitment to purchase 100,000 gallons of guar gum per month, a necessary input for our hydraulic fracturing services, at prevailing market prices, commencing in September, 2011. The agreement expires in August 2012 unless extended by the Company for an additional 12 months.
We have a commitment to purchase 150,000 tons of sand per year, a necessary input for our hydraulic fracturing services, with the option to increase it to 300,000 tons per year. The agreement expires in July 2012 unless extended by the Company for an additional 12 months.
We have a commitment to purchase 10,000 tons of sand per month from a second supplier. The agreement expires in September 2013 unless extended by mutual agreement for additional six-month terms.
We have commitments with third parties for the purchase of well services equipment for our third hydraulic fracturing fleet. The total purchase commitment as of March 31, 2012 was approximately $37.0 million, payable in increments due before each piece of equipment is delivered. The Company made payments during 2011 of $25.8 million toward such commitments.

We have commitments for the purchase of well services equipment for fourth and fifth hydraulic fracturing fleets with two third-party vendors. The purchase commitments as of March 31, 2012 were approximately $33.1 million and $32.7 million, respectively, payable in increments due before each piece of equipment is delivered. The Company made cash deposits during 2011 of $9.2 million and $4.1 million, respectively, toward such commitments.

In the normal course of business, the Company is subject to various taxes in the jurisdictions in which it operates. The determination of whether or not certain transactions are taxable requires management to make judgments based on interpretation of applicable tax rules. The Company’s consolidated balance sheet includes an accrual for certain non-income tax exposures in the amount of $5.9 million as of March 31, 2012.

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 14—SEGMENT REPORTING

We operate our business in three reportable segments: (1) Hydraulic Fracturing, (2) Coiled Tubing, and (3) Other Pressure Pumping Services. These business segments provide different services and utilize different technologies.

•
Hydraulic Fracturing: Hydraulic fracturing services are utilized when the formations holding oil and natural gas lack the permeability to release their hydrocarbons quickly and economically as is typical in many active unconventional oil and natural gas plays. Our fracturing services include providing technical expertise and experience to improve well completions as well as conducting technical evaluations, job design and fluid recommendations. We commenced hydraulic fracturing operations on August 29, 2011, in southern Texas.

•
Coiled Tubing: Coiled tubing allows operators to service a well while continuing production without shutting down the well, reducing risk of formation damage. Our Coiled Tubing segment currently conducts operations in Texas and Louisiana.

•
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

Results for these business segments are presented below. We use the same accounting policies to prepare our business segment results as are used to prepare our consolidated financial statements. Summarized financial information concerning our segments is shown in the following table:

Three Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
March 31, 2012
Revenues	$35,038,200	$4,198,619	$898,217	$—	$40,135,036
Cost of services	(26,990,110)	(3,131,041)	(857,098)	(1,603,368)	(32,581,617)
Gross profit (loss)(1)	8,048,090	1,067,578	41,119	(1,603,368)	7,553,419
Depreciation	(3,675,600)	(1,107,611)	(266,372)	(32,865)	(5,082,448)
General and administrative expense	—	—	—	(4,657,954)	(4,657,954)
Operating loss	$4,372,490	$(40,033)	$(225,253)	$(6,294,187)	$(2,186,983)
Capital expenditures, including equipment deposits	29,234,713	3,848,059	31,500	185,193	33,299,465

We did not provide hydraulic fracturing services until the third quarter of 2011, therefore, for the three-month period ended March 31, 2011, we only had two reportable segments: Coil Tubing and Other Pressure Pumping.

Three Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
March 31, 2011
Revenues	$—	$197,262	$104,754	$—	$302,016
Cost of services	—	(74,495)	(94,426)	—	(168,921)
Gross profit (loss)(1)	—	122,767	10,328	—	133,095
Depreciation and amortization	—	(226,376)	(59,985)	(3,546)	(289,907)
General and administrative expense	—	—	—	(2,334,829)	(2,334,829)
Operating loss	$—	$(103,609)	$(49,657)	$2,338,375	$(2,491,641)
Capital expenditures, including equipment deposits	—	12,739,849	3,006,551	—	15,746,400
___________________

(1)	Gross Profit represents Revenues minus Costs of services.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

(2)
“Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations. Excluding the $4.7 million and $2.3 million in corporate general and administrative expenses for the three-month periods ended March 31, 2012 and 2011, respectively, total operating segments’ income (loss) for such periods would have been $(2.5) million and $0.2 million, respectively.

The total assets per segment were as follows:

As of	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
March 31, 2012	$201,459,543	$33,107,976	$8,476,642	$23,812,054	$266,856,215
December 31, 2011	$173,249,544	$29,346,158	$6,933,086	$29,506,955	$239,035,743

NOTE 15—SUPPLEMENTAL FINANCIAL INFORMATION

Prepayments consisted of the following:

	March 31, 2012	December 31, 2011
Prepayments for
Materials and equipment	$6,893,288	$6,420,228
Insurance	3,868,709	563,494
Rents and various leases	825,656	568,097
Security deposits and various permits	115,340	12,001
Total prepayments	$11,702,993	$7,563,820

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
Deferred costs related to
Senior Notes, Original	$8,681,113	$9,231,808
Senior Notes, Additional	2,769,315	2,938,156
Equity offering and line of credit	2,405,637	1,873,392
Security deposits related to operating leases	1,909,087	2,133,387
Total other assets	$15,765,152	$16,176,743

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued payroll	$1,368,157	$1,628,170
Accrued expenses	2,967,375	2,073,290
Accrued taxes	731,735	1,829,699
Accruals related to various materials and equipment	5,888,991	5,511,491
Accrued interest on Senior Notes	2,055,595	8,222,380
Total accrued expenses	$13,011,853	$19,265,030

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Supplemental cash flow information was as follows for the three-months ended:

	March 31, 2012	March 31, 2011
Account receivables	$3,498,709	$(45,218)
Inventory	(3,480,677)	—
Prepaids and other current assets	(3,914,873)	(1,988,924)
Account payables and accrued expenses	32,427,537	3,597,326
Deferred revenue	(5,125,061)	—
Changes in assets and liabilities	$23,405,635	$1,563,184

NOTE 16—FINANCIAL INFORMATION ABOUT THE COMPANY AND THE SUBSIDIARY GUARANTOR

On March 3, 2011 and September 29, 2011, Platinum Energy Solutions, Inc. ("PES") completed the private placement of the 14.25% Senior Secured Notes due March 2015, guaranteed on a senior secured basis by Platinum Pressure Pumping, Inc., a wholly owned subsidiary of PES (“PPP” or the “Guarantor”). The guarantee is full and unconditional and (if additional subsidiary guarantors are added) will be joint and several with such other subsidiary guarantors and the Guarantor is 100% owned by PES. Under the terms of the Indenture for the Senior Notes, as amended, PPP may not sell or otherwise dispose of all or substantially all of its assets to, or merge with or into another entity, other than the Company, unless no default exists under the Indenture, as amended, and the acquirer assumes all of the obligations of the Guarantor under the Indenture, as amended. PES is a holding company with no significant operations, other than through its subsidiary.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of comprehensive loss and consolidated statements of cash flows of PES as parent, PPP as the guarantor subsidiary and non-guarantor entities for the periods reported.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,525,900	$178,408	$294,271	$—	$10,998,579
Accounts receivable, net	200,000	25,719,539	10,946	—	25,930,485
Inventory	—	8,752,750	—	—	8,752,750
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	3,880,711	7,822,282	—	—	11,702,993
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	178,763,934	—	—	(178,763,934)	—
Total current assets	$193,371,545	$42,472,979	$496,979	$(178,764,934)	$57,576,569
Property and equipment, net	—	179,232,410	14,282,084	—	193,514,494
Other assets	13,865,092	1,900,060	—	—	15,765,152
Total assets	$207,236,637	$223,605,449	$14,779,063	$(178,764,934)	$266,856,215
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	15,000,000	—	—	—	15,000,000
Accounts payable	6,958,122	51,272,243	95,900	—	58,326,265
Accrued expenses	2,620,737	10,391,145	(29)	—	13,011,853
Intercompany payables	—	178,763,934	—	(178,763,934)	—
Deferred revenue	—	6,002,068	—	—	6,002,068
Total current liabilities	$24,578,859	$246,429,390	$95,871	$(178,763,934)	$92,340,186
Long-term debt	168,007,649	—	—	—	168,007,649
Amounts due to affiliates	—	—	10,411,871	—	10,411,871
Deferred revenue	—	2,000,000	—	—	2,000,000
Deferred tax liabilities	—	23,026	1,486,267	—	1,509,293
Total liabilities	$192,586,508	$248,452,416	$11,994,009	$(178,763,934)	$274,268,999
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	18,270	1,000	—	(1,000)	18,270
Additional paid in capital	38,955,119	—	—	—	38,955,119
Accumulated other comprehensive income	—	—	—	—	—
Accumulated deficit	(24,323,280)	(24,847,967)	—	—	(49,171,247)
Total Platinum stockholders’ equity (deficit)	$14,650,129	$(24,846,967)	$—	$(1,000)	$(10,197,838)
Noncontrolling interest	—	—	2,785,054	—	2,785,054
Total stockholders’ equity (deficit)	$14,650,129	$(24,846,967)	$2,785,054	$(1,000)	$(7,412,784)
Total liabilities and stockholders’ equity (deficit)	$207,236,637	$223,605,449	$14,779,063	$(178,764,934)	$266,856,215

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,835,894	$2,018,418	$299,001	$—	$10,153,313
Accounts receivable, net	—	29,392,767	36,427	—	29,429,194
Available for sale investment securities	4,951,361	—	—	—	4,951,361
Inventory	—	5,272,073	—	—	5,272,073
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	538,378	7,025,442	—	—	7,563,820
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	173,460,201	—	—	(173,460,201)	—
Total current assets	$186,786,834	$43,708,700	$527,190	$(173,461,201)	$57,561,523
Property and equipment, net	—	150,194,657	15,102,820	—	165,297,477
Other assets	14,052,383	2,124,360	—	—	16,176,743
Total assets	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	18,958,512	—	—	—	18,958,512
Accounts payable	914,572	17,941,894	95,900	—	18,952,366
Accrued expenses	10,675,351	8,589,708	(29)	—	19,265,030
Intercompany payables	—	173,460,201	—	(173,460,201)	—
Deferred revenue	—	9,627,129	—	—	9,627,129
Total current liabilities	$30,548,435	$209,618,932	$95,871	$(173,460,201)	$66,803,037
Long-term debt	167,689,860	—	—	—	167,689,860
Amounts due to affiliates	—	—	11,105,056	—	11,105,056
Deferred revenue	—	3,500,000	—	—	3,500,000
Deferred tax liabilities	—	—	1,562,942	—	1,562,942
Total liabilities	$198,238,295	$213,118,932	$12,763,869	$(173,460,201)	$250,660,895
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	15,535	1,000	—	(1,000)	15,535
Additional paid in capital	25,240,012	—	—	—	25,240,012
Accumulated other comprehensive income	35,434	—	—	—	35,434
Accumulated deficit	(22,690,079)	(17,092,215)	—	—	(39,782,294)
Total Platinum stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	—	$(1,000)	$(14,491,293)
Noncontrolling interest	—	—	2,866,141	—	2,866,141
Total stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	$2,866,141	$(1,000)	$(11,625,152)
Total liabilities and stockholders’ equity (deficit)	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended March 31, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$40,135,036	$630,000	$(630,000)	$40,135,036
Cost of services	—	(33,211,617)	—	630,000	(32,581,617)
Depreciation	—	(4,261,712)	(820,736)	—	(5,082,448)
General and administrative expenses	(2,420,235)	(2,237,719)	—	—	(4,657,954)
Loss from operations	$(2,420,235)	$423,988	$(190,736)	$—	$(2,186,983)
Interest income (expense), net	787,034	(8,147,150)	32,974	—	(7,327,142)
Loss before income tax	$(1,633,201)	$(7,723,162)	$(157,762)	$—	$(9,514,125)
Income tax benefit (expense)	—	(32,590)	76,675	—	44,085
Net loss	$(1,633,201)	$(7,755,752)	$(81,087)	$—	$(9,470,040)

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended March 31, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$302,016	$210,000	$(210,000)	$302,016
Cost of services	—	(369,215)	(9,706)	210,000	(168,921)
Depreciation	—	(64,388)	(225,519)	—	(289,907)
General and administrative expenses	(2,334,829)	—	—	—	(2,334,829)
Loss from operations	$(2,334,829)	$(131,587)	$(25,225)	$—	$(2,491,641)
Interest expense, net	(1,410,195)	—	—	—	(1,410,195)
Loss before income tax	$(3,745,024)	$(131,587)	$(25,225)	$—	$(3,901,836)
Income tax expense	—	—	(18,870)	—	(18,870)
Net loss	$(3,745,024)	$(131,587)	$(44,095)	$—	$(3,920,706)

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Three Months Ended March 31, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,633,201)	$(7,755,752)	$(81,087)	$—	$(9,470,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	4,261,712	820,736	—	5,082,448
Amortization of debt issuance costs and debt discounts	1,037,326	—	—	—	1,037,326
Deferred income taxes	—	23,026	(76,675)	—	(53,649)
Stock-based compensation expense	312,311	—	—	—	312,311
Changes in assets and liabilities:
Accounts receivable	(200,000)	3,673,228	25,481	—	3,498,709
Intercompany receivables	(5,303,733)	—	—	5,303,733	—
Inventory	—	(3,480,677)	—	—	(3,480,677)
Accounts payable and accrued expenses	(2,011,064)	35,131,786	(693,185)	—	32,427,537
Intercompany payables	—	5,303,733	—	(5,303,733)	—
Other current assets	(3,342,333)	(572,540)	—	—	(3,914,873)
Deferred revenue	—	(5,125,061)	—	—	(5,125,061)
Net cash provided by (used in) operating activities	$(11,140,694)	$31,459,455	$(4,730)	$—	$20,314,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	$—	$—	$—	$—	$—
Sale of investment securities	4,915,927	—	—	—	4,915,927
Purchase of and deposits for property and equipment	—	(33,299,465)	—	—	(33,299,465)
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	$4,915,927	$(33,299,465)	$—	$—	$(28,383,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$13,500,000	$—	$—	$—	$13,500,000
Repayment of line of credit	(3,958,512)	—	—	—	(3,958,512)
Payment of equity offering costs	(626,715)	—	—	—	(626,715)
Net cash provided by financing activities	$8,914,773	$—	$—	$—	$8,914,773
Net increase (decrease) in cash and cash equivalents	$2,690,006	$(1,840,010)	$(4,730)	$—	$845,266
Cash and cash equivalents—Beginning	7,835,894	2,018,418	299,001	—	10,153,313
Cash and cash equivalents—Ending	$10,525,900	$178,408	$294,271	$—	$10,998,579

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Three Months Ended March 31, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,745,024)	$(131,587)	$(44,095)	$—	$(3,920,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	64,388	225,519	—	289,907
Amortization of debt issuance costs and debt discounts	260,161	—	—	—	260,161
Deferred income taxes	—	—	(29,642)	—	(29,642)
Stock-based compensation expense	235,009	—	—	—	235,009
Changes in assets and liabilities:
Accounts receivable	(8,171)	(293,845)	256,798	—	(45,218)
Intercompany receivables	(16,107,444)	—	—	16,107,444	—
Accounts payable and accrued expenses	4,020,636	—	(423,310)	—	3,597,326
Intercompany payables	—	16,107,444	—	(16,107,444)	—
Other current assets	(1,988,924)	—	—	—	(1,988,924)
Net cash provided by (used in) operating activities	$(17,333,757)	$15,746,400	$(14,730)	$—	$(1,602,087)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(5,653,411)	—	—	—	(5,653,411)
Sale of investment securities	2,500,000	—	—	—	2,500,000
Purchase of and deposits for property and equipment	—	(15,746,400)	—	—	(15,746,400)
Other	—	—	6,986	—	6,986
Net cash used in investing activities	$(3,153,411)	$(15,746,400)	$6,986	$—	$(18,892,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	$112,428,600	—	—	—	$112,428,600
Proceeds from issuance of preferred stock	20,000,000	—	—	—	20,000,000
Payment of debt issuance costs	(11,146,742)	—	—	—	(11,146,742)
Release of restricted cash	6,637,493	—	—	—	6,637,493
Repayment of line of credit	(6,743,606)	—	—	—	(6,743,606)
Contribution from noncontrolling interests	—	—	73,000	—	73,000
Net cash provided by financing activities	$121,175,745	—	73,000	—	$121,248,745
Net increase in cash and cash equivalents	$100,688,577	$—	$65,256	$—	$100,753,833
Cash and cash equivalents—Beginning	1,431,595	—	—	—	1,431,595
Cash and cash equivalents—Ending	$102,120,172	$—	$65,256	$—	$102,185,428

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 included elsewhere herein, and with our special report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements” below.
In this report, the “Company,” “we,” or “Platinum” refers to Platinum Energy Solutions, Inc. and its subsidiaries unless the context otherwise requires.
Overview

We are a Houston, Texas based oilfield services provider specializing in premium hydraulic fracturing, coiled tubing and other pressure pumping services. We started providing hydraulic fracturing services on August 29, 2011 to Petrohawk Energy Corporation (“Petrohawk”) in the Eagle Ford Shale. We started providing acid fracturing services on October 24, 2011 to El Paso in the Altamont Field in Utah. We commenced hydraulic fracturing services for Encana Oil & Gas (USA), Inc. (“Encana”) in the Haynesville Shale on November 29, 2011. In addition to the two hydraulic fracturing fleets we have purchased to service Petrohawk and Encana, we have purchased a substantial portion of a third hydraulic fracturing fleet and have deposits on fourth and fifth hydraulic fracturing fleets. The delivery of the equipment for these additional fleets is currently on hold and we are working closely with the equipment manufacturers as to when, or if, we will take delivery of the equipment. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. In addition, we have established a contract for wet sand supply and physical capabilities around the transport, processing and storage of sand used in the hydraulic fracturing process. We believe this will be a competitive advantage, particularly given the current market constraint in the supply of dry sand. Our management team has extensive industry experience providing completion and workover services to exploration and production (“E&P”) companies.

Our Busienss

General

Historically, our revenue has been derived from the performance of coiled tubing and pressure pumping services. Since the end of August 2011, we have provided hydraulic fracturing services which we believe will provide the primary revenue source for the Company. Our revenue from coiled tubing and pressure pumping services has been, and we believe will continue to be, derived from prevailing market rates for coiled tubing and pressure pumping services, together with associated charges for stimulation fluids, nitrogen and coiled tubing materials.

Hydraulic Fracturing Services

Our revenues from hydraulic fracturing are derived from per-stage fees (often with monthly minimums) for the committed hydraulic fracturing fleets under term contracts, together, in some instances, with associated charges or handling fees for chemicals and proppants that are consumed during the fracturing process. The Company continues to seek additional long term arrangements with respect to our hydraulic fracturing fleets in the future. However, the Company may also seek additional revenue opportunities in the spot or short-term market, similar to our coiled tubing and pressure pumping arrangements.

Coiled Tubing Services

We provide coiled tubing services in the United States. Coiled tubing is a key segment of the well service industry that allows operators to continue production during service operations without shutting down the well, reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Coiled tubing services involve using flexible steel pipe inserted into oil and gas wells to perform a variety of services. This flexible steel pipe, known as coiled tubing, is typically thousands of feet long and coiled onto a specialty truck. The small diameter of coiled tubing allows it to be inserted through production tubing, allowing work to be done on an active well. Coiled tubing provides many advantages over costlier workover rigs. For example, wells do not have to cease production (shut in) during most coiled tubing operations, reducing the risk of damaging the formation. Additionally, coiled tubing can be inserted and removed more quickly than conventional pipe, which must be joined and unjoined. Coiled tubing also allows for the precise directing of fluids and treatment chemicals in a wellbore, resulting in better stimulation treatments.

Other Pressure Pumping Services

We also provide cementing and other pressure pumping services to our customers. Cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole. The principal use of cementing is known as primary cementing. Primary cementing provides isolation between fluid zones behind the casing to minimize potential damage to hydrocarbon bearing formations or the integrity of freshwater aquifers, and provides structural integrity for the casing by securing it to the earth. Cementing is also done when recompleting wells, where one zone is plugged and another is opened. Plugging and abandoning wells also requires cementing services. In addition to cementing services, we expect to provide other pressure pumping services, which will include well injection, cased-hole testing, workover pumping, mud displacement and wireline pumpdowns. Our customers would utilize these other pressure pumping services in connection with the completion of new wells and remedial and production enhancement work on existing wells.

Results of Operations

Our results of operations are driven primarily by four interrelated variables: (1) drilling and stimulation activities of our customers; (2) prices we charge for our services; (3) cost of products, materials and labor; and (4) our service performance. Because we bill the cost of raw materials, such as proppants, sand, and chemicals, to our customers in our term contracts, our profitability is not materially impacted by changes in the costs of such materials. To a large extent, the pricing environment for our services will dictate our level of profitability.

The following table presents selected information regarding the results of operations of our business for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue	$40,135,036	$302,016
Cost of services	(32,581,617)	(168,921)
Depreciation	(5,082,448)	(289,907)
General and administrative expense	(4,657,954)	(2,334,829)
Loss from operations	$(2,186,983)	$(2,491,641)
Interest expense, net	(7,327,142)	(1,410,195)
Loss before income tax	$(9,514,125)	$(3,901,836)
Income tax benefit (expense)	44,085	(18,870)
Net loss	$(9,470,040)	$(3,920,706)

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Revenues. For the three-month period ended March 31, 2012 we had $40.1 million of revenue of which approximately 87.3% was generated from hydraulic fracturing services, 10.5% from coil tubing services and 2.2% from other pressure pumping services. Compared to the $0.3 million of revenue in the three-month period ended March 31, 2011, of which approximately 65% and 35% was generated from coil tubing services and other pressure pumping services, respectively, we substantially increased our revenue during the current quarter due primarily to hydraulic fracturing services that we commenced during the third quarter of 2011.

Cost of Services. Our cost of services, excluding depreciation, for the three-month period ended March 31, 2012 was approximately $32.6 million, which was primarily related to labor costs and materials used in hydraulic fracturing, coil tubing and other pressure pumping services, as compared to $0.2 million for the same period in the prior year. The significant increase in cost of services was the result of commencing hydraulic fracturing services during the third quarter of 2011, as well as a full quarter of operations in the 2012 period as compared to approximately one month of operations in the 2011 period.

Depreciation. Our depreciation expense for the three-month period ended March 31, 2012 was approximately $5.1 million, an increase of $4.8 million over the comparable prior year period, primarily related to the addition of significant new hydraulic fracturing and coil tubing equipment acquired during the second half of 2011 and the three-months ended March 31, 2012. Our depreciation expense for the three-month period ended March 31, 2011 was approximately $0.3 million due to our then early stage of operations.

General and administrative expense. General and administrative expenses were $4.7 million for the three-month period ended March 31, 2012 and were comprised primarily of payroll related costs, share-based compensation expense, and professional fees for legal and accounting services. The increase of $2.3 million over the comparable period of the prior year was primarily due to the expansion of our business.

Interest expense, net. Interest expense, net of $7.3 million for the three-month period ended March 31, 2012 was primarily attributable to our 14.25% Senior Notes. The increase of $5.9 million over the comparable period of the prior year was primarily due to incurring a full three months of interest expense on the Senior Notes for the quarter ended March 31, 2012 as compared to approximately one month during the quarter ended March 31, 2011.

Income Tax Benefit. Our income tax benefit for the three-month period ended March 31, 2012 of $44,085 relates to the benefit we recognized on the operating loss of our consolidated variable interest entity. Our effective income tax rate for the 2012 and 2011 periods was less than one percent due to the valuation allowance established against our loss carryforwards.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements other than as disclosed in Note 13 of our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been the net proceeds received from our debt and equity offerings completed in March 2011, September 2011, and March 2012, as well as borrowings under our revolving lines of credit and cash flows from operations. Our primary uses of capital have been the acquisition of equipment and general administrative expenses. We monitor potential capital sources, including equity and debt financings, in order to meet our liquidity requirements and planned capital expenditures and liquidity requirements.

The successful execution of our growth strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets. In order to fund the purchase of additional hydraulic fracturing fleets, the Company will need to seek additional capital. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

Our ability to satisfy debt service obligations, fund operations, and fund future capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the E&P industry and financial, business and other factors, many of which are beyond our control. We believe that our cash on hand, our expected operating performance, and borrowings available under our credit facilities will be adequate to meet operational needs for the next twelve months.

Sources and Uses of Cash

Net cash provided by operating activities was $20.3 million during the three months ended March 31, 2012, primarily attributable to our net loss of $9.5 million during the first quarter of 2012 offset by changes in our working capital of $23.4 million and depreciation expense of $5.1 million. Net cash used in operating activities was $1.6 million during the three months ended March 31, 2011, primarily attributable to our net loss of $3.9 million during the first quarter of 2011 offset by changes in our working capital of $1.6 million and approximately $0.8 million of non-cash expenses.

Net cash used in investing activities was $28.4 million during the three months ended March 31, 2012, of which $33.3 million was attributable to our purchases of and deposits on property and equipment, offset by $4.9 million proceeds from sales of our investment securities. Net cash used in operating activities was $18.9 million during the three months ended March 31,

2011, primarily attributable to our purchase of and deposits on property and equipment of $15.7 million and $5.7 million purchase of investment securities, offset by $2.5 million of sale of investment securities.

Net cash provided by financing activities was $8.9 million during the three months ended March 31, 2012, primarily related to the gross proceeds of $13.5 million received from our March 2012 stock offering, offset by the $4.0 million repayment of our Morgan Stanley Facility and $0.6 million payment of equity offering costs primarily related to our planned initial public offering. Net cash provided by operating activities was $121.2 million during the three months ended March 31, 2011, primarily attributable to net proceeds from issuance of the Original Senior Notes and preferred stock.

The Company had a net increase in cash and cash equivalents of $0.8 million and $100.8 million during the three months ended March 31, 2012 and 2011, respectively. The Company had cash and cash equivalents of $11.0 million and $10.2 million as of March 31, 2012 and December 31, 2011, respectively.

Assets and Liabilities

Total assets were $266.9 million as of March 31, 2012, which is an increase of $27.8 million when compared to the total assets of $239.0 million as of December 31, 2011. The increase is primarily attributable to the addition of $29.2 million in hydraulic fracturing equipment during the first quarter of 2012.

Total liabilities were $274.3 million as of March 31, 2012, which is an increase of $23.6 million when compared to December 31, 2011. The increase is primarily attributable to a $39.4 million increase in account payables, of which approximately $32.7 million relates to capital additions, offset by a repayment of $4.0 million on our line of credit balance, a decrease of $6.3 million in our accrued expenses, and a $5.1 million reduction in deferred revenue in connection with our delivery of certain hydraulic fracturing services during the first quarter of 2012.

Total shareholders’ deficit attributable to the Company was $7.4 million as of March 31, 2012, which is a decrease of $4.2 million when compared to the $11.6 million deficit as of December 31, 2011.  The net decrease is primarily due to the completion of the March 2012 stock offering of $13.5 million, offset by the net loss incurred during the first quarter of 2012 of $9.4 million.

Debt and Contractual Obligations

Our total debt, including current maturity, as of March 31, 2012 and December 31, 2011 was $183.0 million and $186.6 million, respectively. For additional information about our contractual obligations, see Notes 7 and 14 of the notes to our consolidated financial statements included in Part II, Item 8 of our special report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, there were no material changes to the disclosures regarding our contractual obligations made in the special report.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the new International Financial Reporting Standard No. 13, Fair Value Measurement. The ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes were clarifications of existing guidance or wording changes. ASU No. 2011-04 should be applied prospectively and is effective, for a public entity, beginning after December 15, 2011. For a nonpublic entity, the ASU is effective for annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 in the first quarter of 2012 and do not expect the adoption of the ASU to have a material effect on our financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU No. 2011-05 should be applied retrospectively and is effective, for a public entity, beginning after December 15, 2011. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012. We adopted ASU No. 2011-05 in the first quarter of 2012 and do not expect the adoption of the ASU to have a material effect on our financial position, results of operations, cash flows and disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under ASU No. 2011-05, entities are required to present reclassification adjustments (to subsequently reclassify all items of accumulated other comprehensive income (“AOCI”) to net income or profit or loss) and the effect of those adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income (“OCI”) is presented, by component of OCI. In addition, ASU No. 2011-05 requires that reclassification adjustments be presented in interim financial periods. ASU No. 2011-12 amends the requirements in ASU No. 2011-05 such that an entity may present those adjustments out of AOCI on the face of the financial statement in which OCI is presented or in the notes to the financial statements. ASU No. 2011-12 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. We adopted ASU No. 2011-12 in the first quarter of 2012. The adoption of the ASU had no effect on our financial position, results of operations, cash flows and disclosures.

ITEM 4.    CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2012, the Company issued and sold 2,700,000 shares of common stock, at $5 per share for a total of $13,500,000, to certain investors and current stockholders of the Company, including Clearlake Capital Group (“CCG”) and Mr. Charles L. Moncla, Jr., the Company’s Chairman of the Board and Chief Executive Officer. The common stock is immediately exchangeable into convertible preferred stock of the Company upon approval of the issuance and terms of such convertible preferred stock by the stockholders of the Company at a duly called meeting. As consideration for CCG’s and Mr. Moncla’s agreement to purchase any unpurchased common stock in this offering, the Company agreed to issue at closing 518,984 warrants to CCG and Mr. Moncla, with each of them receiving a pro rata portion of the warrants in proportion to their existing ownership of common stock of the Company. Each warrant is convertible into one share of common stock, has an exercise price of $3.00 per share and a 10-year term. In addition, other investors received at closing a pro rata portion of 518,984 warrants in proportion to the investment amount purchased by such investor to the total amount purchased by all investors. Each such warrant is convertible into one share of common stock of the Company, has an exercise price of $3.00 per share and a 10-year term.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Document
3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012 (File No. 333-176566)).

10.1*	Second Amendment, dated March 6, 2012, to the Stockholders Agreement of the Company dated March 3, 2011.
10.2*	Memorandum of Understanding entered into on March 15, 2012.
10.3*	Stock Purchase Agreement, dated March 21, 2012.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM ENERGY SOLUTIONS, INC.

Date:	May 21, 2012	By:	/s/ L. CHARLES MONCLA, JR.
L. Charles Moncla, Jr.
Chief Executive Officer and Director

Date:	May 21, 2012	By:	/s/ J. CLARKE LEGLER, II
J. Clarke Legler, II
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012 (File No. 333-176566)).

10.1*	Second Amendment, dated March 6, 2012, to the Stockholders Agreement of the Company dated March 3, 2011.
10.2*	Memorandum of Understanding entered into on March 15, 2012.
10.3*	Stock Purchase Agreement, dated March 21, 2012.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.