Form 10-Q/A
period 2012-03-31
PLATINUM ENERGY SOLUTIONS, INC.
filed 2012-06-15
CIK 1503636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ___________________________________________________
FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

Platinum Energy Solutions, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on May 21, 2012, to restate its Condensed Consolidated Statement of Cash Flows and related disclosures for the three months ended March 31, 2012. The restatement is to correct the amount of purchases of and deposits for property and equipment reflected in investing activities with an equal and offsetting correction to the changes in assets and liabilities in operating activities. The restatement does not impact the Company's previously reported net increase in cash and cash equivalents in its Condensed Consolidated Statement of Cash Flows or amounts reported in its Condensed Consolidated Statement of Comprehensive Loss for the quarter ended March 31, 2012 or the Company's Condensed Consolidated Balance Sheet as of March 31, 2012.

Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this filing includes a detailed discussion of the effects of the restatement.

The cash flow information included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the conclusion as to the effectiveness of our disclosure controls and procedures included in Item 4, Controls and Procedures, of Part I of this filing, were also amended to reflect the effects of the restatement.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 sets forth the Form 10-Q in its entirety. Other than amending the disclosures relating to the restatement in the items discussed above, no attempt has been made in this filing to amend or update other disclosures presented in the original Form 10-Q. Among other things, forward-looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the original Form 10-Q, and such forward-looking statements should be read in their historical context.

PLATINUM ENERGY SOLUTIONS, INC.
CONTENTS TO FORM 10-Q/A

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q/A”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, and Section 21E of the Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-Q/A that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

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

All statements, other than statements of historical fact included in this Form 10-Q/A, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q/A, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

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

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q/A which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q/A. Additionally, forward-looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the original Form 10-Q, and such forward-looking statements should be read in their historical context.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,998,579	$10,153,313
Available for sale investment securities	—	4,951,361
Accounts receivable, net of allowance for doubtful accounts of $477,019	25,930,485	29,429,194
Inventory	8,752,750	5,272,073
Prepayments and other current assets	11,702,993	7,563,820
Deferred tax asset	191,762	191,762
Total current assets	57,576,569	57,561,523
Property and equipment, net	193,514,494	165,297,477
Other assets	15,765,152	16,176,743
TOTAL ASSETS	$266,856,215	$239,035,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$15,000,000	$18,958,512
Accounts payable	58,326,265	18,952,366
Accrued expenses	13,011,853	19,265,030
Deferred revenue	6,002,068	9,627,129
Total Current Liabilities	92,340,186	66,803,037
Long-term debt	168,007,649	167,689,860
Amounts due to affiliates	10,411,871	11,105,056
Deferred revenue	2,000,000	3,500,000
Deferred tax liabilities	1,509,293	1,562,942
TOTAL LIABILITIES	$274,268,999	$250,660,895
STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value; authorized 20,000 shares;
20,000 and 20,000 shares issued and outstanding, respectively	$20	$20
Common stock, $0.001 par value; authorized 499,980,000 shares;
18,270,228 and 15,535,228 shares issued and outstanding, respectively	18,270	15,535
Additional paid in capital	38,955,119	25,240,012
Accumulated other comprehensive income	—	35,434
Accumulated deficit	(49,171,247)	(39,782,294)
Total stockholders’ deficit	(10,197,838)	(14,491,293)
Noncontrolling interest	2,785,054	2,866,141
Total Platinum stockholders’ deficit	(7,412,784)	(11,625,152)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$266,856,215	$239,035,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue	$40,135,036	$302,016
Cost of services	(32,581,617)	(168,921)
Depreciation	(5,082,448)	(289,907)
General and administrative expense	(4,657,954)	(2,334,829)
Loss from operations	$(2,186,983)	$(2,491,641)
Interest expense, net	(7,327,142)	(1,410,195)
Loss before income tax	$(9,514,125)	$(3,901,836)
Income tax benefit (expense)	44,085	(18,870)
Net loss	$(9,470,040)	$(3,920,706)
Loss attributable to noncontrolling interests	(81,087)	(44,095)
Net loss attributable to Platinum	$(9,388,953)	$(3,876,611)
Earnings Per Share:
Net loss attributable to Platinum - Basic and diluted	$(0.68)	$(0.76)

Weighted average shares - Basic and diluted	13,818,440	5,072,950

Other comprehensive loss, before tax:
Unrealized loss on investment securities, before tax	(35,434)	(10,604)
Income tax benefit related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	(35,434)	(10,604)
Comprehensive loss, net of tax	(9,505,474)	(3,931,310)
Less: comprehensive loss attributable to the noncontrolling interest	(81,087)	(44,095)
Comprehensive loss attributable to Platinum	$(9,424,387)	$(3,887,215)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,470,040)	$(3,920,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,082,448	289,907
Amortization of debt issuance cost and debt discount	1,037,326	260,161
Deferred income taxes	(53,649)	(29,642)
Stock-based compensation	312,311	235,009
Changes in assets and liabilities	(3,525,612)	1,563,184
Net cash used in operating activities	(6,617,216)	(1,602,087)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(5,653,411)
Sale of investment securities	4,915,927	2,500,000
Purchase of and deposits for property and equipment	(6,368,218)	(15,746,400)
Other	—	6,986
Net cash used in investing activities	(1,452,291)	(18,892,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	—	112,428,600
Proceeds from issuance of preferred stock	—	20,000,000
Proceeds from issuance of common stock	13,500,000	—
Payment of debt issuance cost	—	(11,146,742)
Release of restricted cash	—	6,637,493
Repayment of line of credit	(3,958,512)	(6,743,606)
Payment of equity offering costs	(626,715)	—
Contribution from noncontrolling interests, net	—	73,000
Net cash provided by financing activities	8,914,773	121,248,745

Net increase in cash and cash equivalents	845,266	100,753,833
Cash and cash equivalents—Beginning	10,153,313	1,431,595
Cash and cash equivalents—Ending	$10,998,579	$102,185,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,513,165	$44,570
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Increase in property and equipment in accounts payable	$26,931,247	$159,524
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Return of restricted cash to a customer	$—	$10,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT Three Months Ended March, 31, 2012 (Unaudited)

						Accumulated
					Additional	Other		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Par	Shares	Par	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance at December 31, 2011	20,000	$20	15,535,228	$15,535	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)
Issuance of stock awards and stock-based compensation amortization	—	$—	35,000	$35	$207,522	$—	$—	$—	$207,557
Issuance of stock options and stock-based compensation amortization	—	—	—	—	104,754	—	—	—	104,754
Issuance of common stock and warrants	—	—	2,700,000	2,700	13,402,831	—	—	—	13,405,531
Unrealized loss on investment securities	—	—	—	—	—	(35,434)	—	—	(35,434)
Net loss	—	—	—	—	—	—	(9,388,953)	(81,087)	(9,470,040)
Balance at March 31, 2012	20,000	$20	18,270,228	$18,270	$38,955,119	$—	$(49,171,247)	$2,785,054	$(7,412,784)

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

Restatement of Condensed Consolidated Statement of Cash Flows

We restated our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 to correct an error in the amount of purchases of and deposits for property and equipment reflected in investing activities with an equal and offsetting correction to the changes in assets and liabilities in operating activities. These amounts were inadvertently overstated by approximately $26.9 million as they included amounts that were unpaid as of the end of the reporting period. The restatement did not impact the Company's previously reported net increase in cash and cash equivalents in its Condensed Consolidated Statement of Cash Flows or amounts reported in its Condensed Consolidated Statement of Comprehensive Loss for the quarter ended March 31, 2012 or the Company's Condensed Consolidated Balance Sheet as of March 31, 2012. The error was identified by the Company's management, subsequent to filing the Company's original Form 10-Q for the quarter ended March 31, 2012, in the course of preparing certain historical financial statement analysis.

Notes 14, 15 and 16 to the Condensed Consolidated Financial Statements have also been amended to reflect the above restatement adjustment.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

In connection with the restatement of our statement of cash flows for the three months ended March 31, 2012, we also identified and corrected errors related to (1) the supplemental cash flow disclosure of interest paid during the quarter ended March 31, 2012, (2) the supplemental cash flow disclosure of non-cash investing activity related to the increase in property and equipment in accounts payable during the quarter ended March 31, 2012 and (3) the number of authorized shares of common stock as of March 31, 2012.
The following table summarizes the adjustments associated with correcting the errors described above for the financial statement line items that were affected by the restatement for the three months ended March 31, 2012:

	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Changes in assets and liabilities	$23,405,635	$(26,931,247)	$(3,525,612)
Net cash provided by (used in) operating activities	$20,314,031	$(26,931,247)	$(6,617,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and deposits for property and equipment	$(33,299,465)	$26,931,247	$(6,368,218)
Net cash used in investing activities	$(28,383,538)	$26,931,247	$(1,452,291)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$179,597	$12,333,568	$12,513,165

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Increase in property and equipment in accounts payable	$32,664,547	$(5,733,300)	$26,931,247

The number of shares of our common stock authorized to be issued as of March 31, 2012, of 499,980,000 shares (as restated), was inadvertently adjusted for the one-for-five reverse common stock split effective on January 6, 2012 and was previously reported as 99,996,000 shares in our Condensed Consolidated Balance Sheet. The reverse common stock split did not affect the number of shares of our common stock authorized to be issued. The correction of this error did not impact the amount of assets, liabilities or stockholders' deficit reported in our Condensed Consolidated Balance Sheet.

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

NOTE 3— INVENTORY

Inventory consisted of the following:

	March 31, 2012	December 31, 2011
Sand	$5,814,300	$3,439,221
Consumable spare parts	2,464,615	1,416,157
Chemicals	473,835	416,695
Total inventory	$8,752,750	$5,272,073

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Furniture and fixtures	3-5 years	$551,225	$529,239
Vehicles	5-7 years	23,922,073	20,806,245
Equipment	1.5-7 years	171,536,414	148,448,720
Leasehold improvements	2 years	228,324	151,289
Construction in progress		10,475,917	3,478,995
		206,713,953	173,414,488
Accumulated depreciation		(13,199,459)	(8,117,011)
Property and equipment, net		$193,514,494	$165,297,477

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

NOTE 7— STOCKHOLDERS’ EQUITY

Common Stock

On February 28, 2011, the Company’s board of directors approved a one-for-ten reverse common stock split, which became effective on that date. On January 6, 2012, the Company's board of directors approved a one-for-five reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in this report have been adjusted to give effect to these reverse splits. As no change was made to the par value of the common shares, a total of $62,140 was reclassified from common stock to additional paid-in capital as of December 31, 2011.

No fractional shares were issued in connection with the reverse stock split on January 6, 2012, and in lieu thereof, the number of shares of common stock held by any stockholder who would otherwise have been entitled to a fractional share was rounded up to the next highest full share.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

Results for these business segments are presented below. We use the same accounting policies to prepare our business segment results as are used to prepare our consolidated financial statements. Summarized financial information concerning our segments is shown in the following table:

Three Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
March 31, 2012
Revenues	$35,038,200	$4,198,619	$898,217	$—	$40,135,036
Cost of services	(26,990,110)	(3,131,041)	(857,098)	(1,603,368)	(32,581,617)
Gross profit (loss)(1)	8,048,090	1,067,578	41,119	(1,603,368)	7,553,419
Depreciation	(3,675,600)	(1,107,611)	(266,372)	(32,865)	(5,082,448)
General and administrative expense	—	—	—	(4,657,954)	(4,657,954)
Operating loss	$4,372,490	$(40,033)	$(225,253)	$(6,294,187)	$(2,186,983)
Capital expenditures, including equipment deposits (Restated)	6,359,280	8,938	—	—	6,368,218

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

The total assets per segment were as follows:

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

As of	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
March 31, 2012	$201,459,543	$33,107,976	$8,476,642	$23,812,054	$266,856,215
December 31, 2011	$173,249,544	$29,346,158	$6,933,086	$29,506,955	$239,035,743

NOTE 15—SUPPLEMENTAL FINANCIAL INFORMATION

Prepayments consisted of the following:

	March 31, 2012	December 31, 2011
Prepayments for
Materials and equipment	$6,893,288	$6,420,228
Insurance	3,868,709	563,494
Rents and various leases	825,656	568,097
Security deposits and various permits	115,340	12,001
Total prepayments	$11,702,993	$7,563,820

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
Deferred costs related to
Senior Notes, Original	$8,681,113	$9,231,808
Senior Notes, Additional	2,769,315	2,938,156
Equity offering and line of credit	2,405,637	1,873,392
Security deposits related to operating leases	1,909,087	2,133,387
Total other assets	$15,765,152	$16,176,743

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued payroll	$1,368,157	$1,628,170
Accrued expenses	2,967,375	2,073,290
Accrued taxes	731,735	1,829,699
Accruals related to various materials and equipment	5,888,991	5,511,491
Accrued interest on Senior Notes	2,055,595	8,222,380
Total accrued expenses	$13,011,853	$19,265,030

Supplemental cash flow information was as follows for the three-months ended:

	March 31, 2012	March 31, 2011
Account receivables	$3,498,709	$(45,218)
Inventory	(3,480,677)	—
Prepaids and other current assets	(3,914,873)	(1,988,924)
Account payables and accrued expenses (Restated)	5,496,290	3,597,326
Deferred revenue	(5,125,061)	—
Changes in assets and liabilities (Restated)	$(3,525,612)	$1,563,184

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,525,900	$178,408	$294,271	$—	$10,998,579
Accounts receivable, net	200,000	25,719,539	10,946	—	25,930,485
Inventory	—	8,752,750	—	—	8,752,750
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	3,880,711	7,822,282	—	—	11,702,993
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	178,763,934	—	—	(178,763,934)	—
Total current assets	$193,371,545	$42,472,979	$496,979	$(178,764,934)	$57,576,569
Property and equipment, net	—	179,232,410	14,282,084	—	193,514,494
Other assets	13,865,092	1,900,060	—	—	15,765,152
Total assets	$207,236,637	$223,605,449	$14,779,063	$(178,764,934)	$266,856,215
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	15,000,000	—	—	—	15,000,000
Accounts payable	6,958,122	51,272,243	95,900	—	58,326,265
Accrued expenses	2,620,737	10,391,145	(29)	—	13,011,853
Intercompany payables	—	178,763,934	—	(178,763,934)	—
Deferred revenue	—	6,002,068	—	—	6,002,068
Total current liabilities	$24,578,859	$246,429,390	$95,871	$(178,763,934)	$92,340,186
Long-term debt	168,007,649	—	—	—	168,007,649
Amounts due to affiliates	—	—	10,411,871	—	10,411,871
Deferred revenue	—	2,000,000	—	—	2,000,000
Deferred tax liabilities	—	23,026	1,486,267	—	1,509,293
Total liabilities	$192,586,508	$248,452,416	$11,994,009	$(178,763,934)	$274,268,999
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	18,270	1,000	—	(1,000)	18,270
Additional paid in capital	38,955,119	—	—	—	38,955,119
Accumulated other comprehensive income	—	—	—	—	—
Accumulated deficit	(24,323,280)	(24,847,967)	—	—	(49,171,247)
Total Platinum stockholders’ equity (deficit)	$14,650,129	$(24,846,967)	$—	$(1,000)	$(10,197,838)
Noncontrolling interest	—	—	2,785,054	—	2,785,054
Total stockholders’ equity (deficit)	$14,650,129	$(24,846,967)	$2,785,054	$(1,000)	$(7,412,784)
Total liabilities and stockholders’ equity (deficit)	$207,236,637	$223,605,449	$14,779,063	$(178,764,934)	$266,856,215

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,835,894	$2,018,418	$299,001	$—	$10,153,313
Accounts receivable, net	—	29,392,767	36,427	—	29,429,194
Available for sale investment securities	4,951,361	—	—	—	4,951,361
Inventory	—	5,272,073	—	—	5,272,073
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	538,378	7,025,442	—	—	7,563,820
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	173,460,201	—	—	(173,460,201)	—
Total current assets	$186,786,834	$43,708,700	$527,190	$(173,461,201)	$57,561,523
Property and equipment, net	—	150,194,657	15,102,820	—	165,297,477
Other assets	14,052,383	2,124,360	—	—	16,176,743
Total assets	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	18,958,512	—	—	—	18,958,512
Accounts payable	914,572	17,941,894	95,900	—	18,952,366
Accrued expenses	10,675,351	8,589,708	(29)	—	19,265,030
Intercompany payables	—	173,460,201	—	(173,460,201)	—
Deferred revenue	—	9,627,129	—	—	9,627,129
Total current liabilities	$30,548,435	$209,618,932	$95,871	$(173,460,201)	$66,803,037
Long-term debt	167,689,860	—	—	—	167,689,860
Amounts due to affiliates	—	—	11,105,056	—	11,105,056
Deferred revenue	—	3,500,000	—	—	3,500,000
Deferred tax liabilities	—	—	1,562,942	—	1,562,942
Total liabilities	$198,238,295	$213,118,932	$12,763,869	$(173,460,201)	$250,660,895
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	15,535	1,000	—	(1,000)	15,535
Additional paid in capital	25,240,012	—	—	—	25,240,012
Accumulated other comprehensive income	35,434	—	—	—	35,434
Accumulated deficit	(22,690,079)	(17,092,215)	—	—	(39,782,294)
Total Platinum stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	—	$(1,000)	$(14,491,293)
Noncontrolling interest	—	—	2,866,141	—	2,866,141
Total stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	$2,866,141	$(1,000)	$(11,625,152)
Total liabilities and stockholders’ equity (deficit)	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended March 31, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$40,135,036	$630,000	$(630,000)	$40,135,036
Cost of services	—	(33,211,617)	—	630,000	(32,581,617)
Depreciation	—	(4,261,712)	(820,736)	—	(5,082,448)
General and administrative expenses	(2,420,235)	(2,237,719)	—	—	(4,657,954)
Loss from operations	$(2,420,235)	$423,988	$(190,736)	$—	$(2,186,983)
Interest income (expense), net	787,034	(8,147,150)	32,974	—	(7,327,142)
Loss before income tax	$(1,633,201)	$(7,723,162)	$(157,762)	$—	$(9,514,125)
Income tax benefit (expense)	—	(32,590)	76,675	—	44,085
Net loss	$(1,633,201)	$(7,755,752)	$(81,087)	$—	$(9,470,040)

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended March 31, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$302,016	$210,000	$(210,000)	$302,016
Cost of services	—	(369,215)	(9,706)	210,000	(168,921)
Depreciation	—	(64,388)	(225,519)	—	(289,907)
General and administrative expenses	(2,334,829)	—	—	—	(2,334,829)
Loss from operations	$(2,334,829)	$(131,587)	$(25,225)	$—	$(2,491,641)
Interest expense, net	(1,410,195)	—	—	—	(1,410,195)
Loss before income tax	$(3,745,024)	$(131,587)	$(25,225)	$—	$(3,901,836)
Income tax expense	—	—	(18,870)	—	(18,870)
Net loss	$(3,745,024)	$(131,587)	$(44,095)	$—	$(3,920,706)

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Three Months Ended March 31, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,633,201)	$(7,755,752)	$(81,087)	$—	$(9,470,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	4,261,712	820,736	—	5,082,448
Amortization of debt issuance costs and debt discounts	1,037,326	—	—	—	1,037,326
Deferred income taxes	—	23,026	(76,675)	—	(53,649)
Stock-based compensation expense	312,311	—	—	—	312,311
Changes in assets and liabilities:
Accounts receivable	(200,000)	3,673,228	25,481	—	3,498,709
Intercompany receivables	(5,303,733)	—	—	5,303,733	—
Inventory	—	(3,480,677)	—	—	(3,480,677)
Accounts payable and accrued expenses (Restated)	(2,011,064)	8,200,539	(693,185)	—	5,496,290
Intercompany payables	—	5,303,733	—	(5,303,733)	—
Other current assets	(3,342,333)	(572,540)	—	—	(3,914,873)
Deferred revenue	—	(5,125,061)	—	—	(5,125,061)
Net cash provided by (used in) operating activities (Restated)	$(11,140,694)	$4,528,208	$(4,730)	$—	$(6,617,216)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	$—	$—	$—	$—	$—
Sale of investment securities	4,915,927	—	—	—	4,915,927
Purchase of and deposits for property and equipment (Restated)	—	(6,368,218)	—	—	(6,368,218)
Other	—	—	—	—	—
Net cash provided by (used in) investing activities (Restated)	$4,915,927	$(6,368,218)	$—	$—	$(1,452,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$13,500,000	$—	$—	$—	$13,500,000
Repayment of line of credit	(3,958,512)	—	—	—	(3,958,512)
Payment of equity offering costs	(626,715)	—	—	—	(626,715)
Net cash provided by financing activities	$8,914,773	$—	$—	$—	$8,914,773
Net increase (decrease) in cash and cash equivalents	$2,690,006	$(1,840,010)	$(4,730)	$—	$845,266
Cash and cash equivalents—Beginning	7,835,894	2,018,418	299,001	—	10,153,313
Cash and cash equivalents—Ending	$10,525,900	$178,408	$294,271	$—	$10,998,579

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Three Months Ended March 31, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,745,024)	$(131,587)	$(44,095)	$—	$(3,920,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	64,388	225,519	—	289,907
Amortization of debt issuance costs and debt discounts	260,161	—	—	—	260,161
Deferred income taxes	—	—	(29,642)	—	(29,642)
Stock-based compensation expense	235,009	—	—	—	235,009
Changes in assets and liabilities:
Accounts receivable	(8,171)	(293,845)	256,798	—	(45,218)
Intercompany receivables	(16,107,444)	—	—	16,107,444	—
Accounts payable and accrued expenses	4,020,636	—	(423,310)	—	3,597,326
Intercompany payables	—	16,107,444	—	(16,107,444)	—
Other current assets	(1,988,924)	—	—	—	(1,988,924)
Net cash provided by (used in) operating activities	$(17,333,757)	$15,746,400	$(14,730)	$—	$(1,602,087)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(5,653,411)	—	—	—	(5,653,411)
Sale of investment securities	2,500,000	—	—	—	2,500,000
Purchase of and deposits for property and equipment	—	(15,746,400)	—	—	(15,746,400)
Other	—	—	6,986	—	6,986
Net cash used in investing activities	$(3,153,411)	$(15,746,400)	$6,986	$—	$(18,892,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	$112,428,600	—	—	—	$112,428,600
Proceeds from issuance of preferred stock	20,000,000	—	—	—	20,000,000
Payment of debt issuance costs	(11,146,742)	—	—	—	(11,146,742)
Release of restricted cash	6,637,493	—	—	—	6,637,493
Repayment of line of credit	(6,743,606)	—	—	—	(6,743,606)
Contribution from noncontrolling interests	—	—	73,000	—	73,000
Net cash provided by financing activities	$121,175,745	—	73,000	—	$121,248,745
Net increase in cash and cash equivalents	$100,688,577	$—	$65,256	$—	$100,753,833
Cash and cash equivalents—Beginning	1,431,595	—	—	—	1,431,595
Cash and cash equivalents—Ending	$102,120,172	$—	$65,256	$—	$102,185,428

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 included elsewhere herein, and with our special report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Amendment No. 1 to the quarterly report on Form 10-Q for the period ended March 31, 2012. See “Forward-Looking Statements” above.
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

Sources and Uses of Cash

Net cash used in operating activities was $6.6 million during the three months ended March 31, 2012, primarily attributable to our net loss of $9.5 million during the first quarter of 2012 offset by depreciation expense of $5.1 million. Net cash used in operating activities was $1.6 million during the three months ended March 31, 2011, primarily attributable to our net loss of $3.9 million during the first quarter of 2011 offset by changes in our working capital of $1.6 million and approximately $0.8 million of non-cash expenses.

Net cash used in investing activities was $1.5 million during the three months ended March 31, 2012, of which $6.4 million was attributable to our purchases of and deposits on property and equipment, offset by $4.9 million proceeds from sales of our investment securities. Net cash used in investing activities was $18.9 million during the three months ended March 31, 2011, primarily attributable to our purchase of and deposits on property and equipment of $15.7 million and $5.7 million purchase of investment securities, offset by $2.5 million of sale of investment securities.

Net cash provided by financing activities was $8.9 million during the three months ended March 31, 2012, primarily related to the gross proceeds of $13.5 million received from our March 2012 stock offering, offset by the $4.0 million repayment of our Morgan Stanley Facility and $0.6 million payment of equity offering costs primarily related to our planned initial public offering. Net cash provided by financing activities was $121.2 million during the three months ended March 31, 2011, primarily attributable to net proceeds from issuance of the Original Senior Notes and preferred stock.

The Company had a net increase in cash and cash equivalents of $0.8 million and $100.8 million during the three months ended March 31, 2012 and 2011, respectively. The Company had cash and cash equivalents of $11.0 million and $10.2 million as of March 31, 2012 and December 31, 2011, respectively.

Assets and Liabilities

Total assets were $266.9 million as of March 31, 2012, which is an increase of $27.8 million when compared to the total assets of $239.0 million as of December 31, 2011. The increase is primarily attributable to the addition of hydraulic fracturing equipment during the first quarter of 2012.

Total liabilities were $274.3 million as of March 31, 2012, which is an increase of $23.6 million when compared to December 31, 2011. The increase is primarily attributable to a $39.4 million increase in account payables, of which approximately $26.9 million relates to capital additions, offset by a repayment of $4.0 million on our line of credit balance, a decrease of $6.3 million in our accrued expenses, and a $5.1 million reduction in deferred revenue in connection with our delivery of certain hydraulic fracturing services during the first quarter of 2012.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by Amendment No. 1 to this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), were not effective as of March 31, 2012 due to the existence of a material weakness in our internal control over financial reporting pertaining to the preparation and review of our statement of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to a lack of proper training and knowledge of the preparer of the cash flow statement as it relates to the requirement to adjust the cash flows for amounts related to non-cash investing activity during the period. Furthermore, the primary financial reporting person responsible for the review of the statement of cash flows was not available during the preparation of the statement for the quarter ended March 31, 2012 and the Company's monitoring controls did not operate at a sufficient level of precision to detect the error. As a result, the Company misstated its cash flows from operating and investing activities requiring the restatement of the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2012.

Subsequent to March 31, 2012, management has provided supplemental training to the financial reporting personnel as it relates to the preparation of the cash flow statement and formalized a step in the control process to address this issue and improve the effectiveness of the compilation of the statement of cash flows. In addition, management has enhanced its monitoring controls by adding a reconciliation control to further mitigate the detection risk. Management's review of the cause of the error is ongoing and further control enhancements may be necessary.

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

10.1
Second Amendment, dated March 6, 2012, to the Stockholders Agreement of the Company dated March 3, 2011. (Included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 21, 2012 (File No. 333-176566)).

10.2
Memorandum of Understanding entered into on March 15, 2012. (Included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 21, 2012 (File No. 333-176566)).

10.3
Stock Purchase Agreement, dated March 21, 2012. (Included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 21, 2012 (File No. 333-176566)).

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

PLATINUM ENERGY SOLUTIONS, INC.

Date:	June 15, 2012	By:	/s/ L. CHARLES MONCLA, JR.
L. Charles Moncla, Jr.
Chief Executive Officer and Director

Date:	June 15, 2012	By:	/s/ J. CLARKE LEGLER, II
J. Clarke Legler, II
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012 (File No. 333-176566)).

10.1
Second Amendment, dated March 6, 2012, to the Stockholders Agreement of the Company dated March 3, 2011. (Included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 21, 2012 (File No. 333-176566)).

10.2
Memorandum of Understanding entered into on March 15, 2012. (Included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 21, 2012 (File No. 333-176566)).

10.3
Stock Purchase Agreement, dated March 21, 2012. (Included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 21, 2012 (File No. 333-176566)).

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