Form 10-Q
period 2012-06-30
PLATINUM ENERGY SOLUTIONS, INC.
filed 2012-08-20
CIK 1503636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ___________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012
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
                                                                                                                                                                                   Yes ☒ No ☐

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
Yes ☐ No ☒
As of August 14, 2012, the issuer had 16,347,962 shares of common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,813,380	$10,153,313
Available for sale investment securities	—	4,951,361
Accounts receivable, net of allowance for doubtful accounts of $477,019	21,311,169	29,429,194
Inventory	7,260,396	5,272,073
Prepayments and other current assets	16,875,600	7,563,820
Deferred tax asset	191,762	191,762
Total current assets	57,452,307	57,561,523
Property and equipment, net	184,193,154	165,297,477
Other assets	12,935,263	16,176,743
TOTAL ASSETS	$254,580,724	$239,035,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$15,000,000	$18,958,512
Accounts payable—Trade	29,444,871	10,837,406
Accounts payable—Capital expenditures	27,025,119	8,114,960
Accrued expenses	20,559,210	19,265,030
Deferred revenue	6,000,000	9,627,129
Total Current Liabilities	98,029,200	66,803,037
Long-term debt	168,340,371	167,689,860
Amounts due to affiliates	9,768,714	11,105,056
Deferred revenue	1,000,000	3,500,000
Deferred tax liabilities	1,411,134	1,562,942
TOTAL LIABILITIES	$278,549,419	$250,660,895
STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value; authorized 20,000 shares;
20,000 and 20,000 shares issued and outstanding, respectively	$20	$20
Preferred stock Series B, $0.001 par value; authorized 13,500 shares;
12,388 and zero shares issued and outstanding, respectively	12	—
Common stock, $0.001 par value; authorized 99,996,000;
16,570,362 and 15,535,229 shares issued and outstanding, respectively	16,570	15,535
Additional paid in capital	39,099,048	25,240,012
Accumulated other comprehensive income	—	35,434
Accumulated deficit	(65,791,012)	(39,782,294)
Total stockholders’ deficit	(26,675,362)	(14,491,293)
Noncontrolling interest	2,706,667	2,866,141
Total Platinum stockholders’ deficit	(23,968,695)	(11,625,152)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$254,580,724	$239,035,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Revenue	$32,936,905	$801,914
Cost of services	(32,664,146)	(1,319,047)
Depreciation	(5,251,697)	(1,057,140)
General and administrative expense	(4,241,545)	(3,353,018)
Loss from operations	$(9,220,483)	$(4,927,291)
Interest expense, net	(7,417,716)	(3,992,503)
Loss before income tax	$(16,638,199)	$(8,919,794)
Income tax benefit (expense)	(59,953)	127,645
Net loss	$(16,698,152)	$(8,792,149)
Loss attributable to noncontrolling interests	(78,387)	(85,591)
Net loss attributable to Platinum	$(16,619,765)	$(8,706,558)
Earnings Per Share:
Net loss attributable to Platinum - Basic and diluted	$(1.09)	$(0.63)

Weighted average shares - Basic and diluted	15,290,809	13,788,769

Other comprehensive loss, before tax:
Unrealized loss on investment securities, before tax	—	18,495
Income tax benefit related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	—	18,495
Comprehensive loss, net of tax	(16,698,152)	(8,773,654)
Less: comprehensive loss attributable to the noncontrolling interest	$(78,387)	$(85,591)
Comprehensive loss attributable to Platinum	$(16,619,765)	$(8,688,063)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Revenue	$73,071,941	$1,103,930
Cost of services	(65,245,763)	(1,487,968)
Depreciation	(10,334,145)	(1,347,047)
General and administrative expense	(8,899,499)	(5,687,847)
Loss from operations	$(11,407,466)	$(7,418,932)
Interest expense, net	(14,744,858)	(5,402,698)
Loss before income tax	$(26,152,324)	$(12,821,630)
Income tax benefit (expense)	(15,868)	108,775
Net loss	$(26,168,192)	$(12,712,855)
Loss attributable to noncontrolling interests	(159,474)	(129,686)
Net loss attributable to Platinum	$(26,008,718)	$(12,583,169)
Earnings Per Share:
Net loss attributable to Platinum - Basic and diluted	$(1.79)	$(1.33)

Weighted average shares - Basic and diluted	14,554,624	9,430,860

Other comprehensive loss, before tax:
Unrealized loss on investment securities, before tax	(35,434)	7,891
Income tax benefit related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	(35,434)	7,891
Comprehensive loss, net of tax	(26,203,626)	(12,704,964)
Less: comprehensive loss attributable to the noncontrolling interest	$(159,474)	$(129,686)
Comprehensive loss attributable to Platinum	$(26,044,152)	$(12,575,278)

The accompanying notes are an integral part of the condensed consolidated financial statements.
PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,168,192)	$(12,712,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,334,145	1,347,047
Amortization of debt issuance cost and debt discount	2,149,190	1,066,257
Deferred income taxes	(151,808)	(108,775)
Stock-based compensation	464,656	403,192
Write off of deferred equity offering cost	2,273,805	—
Changes in assets and liabilities	9,120,955	4,363,120
Net cash used in operating activities	(1,977,249)	(5,642,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(5,658,116)
Sale of investment securities	4,915,927	2,500,000
Purchase of and deposits for property and equipment	(10,319,664)	(51,354,365)
Other	—	6,986
Net cash used in investing activities	(5,403,737)	(54,505,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	—	112,428,600
Proceeds from issuance of preferred stock	—	20,000,000
Proceeds from issuance of common stock	13,530,569	—
Payments of debt issuance cost	—	(11,146,742)
Release of restricted cash	—	6,637,493
Repayment of line of credit	(3,958,512)	(6,746,959)
Payment of equity offering costs	(531,004)	—
Contribution from noncontrolling interests, net	—	(574,478)
Net cash provided by financing activities	9,041,053	120,597,914

Net increase in cash and cash equivalents	1,660,067	60,450,405
Cash and cash equivalents—Beginning	10,153,313	1,431,595
Cash and cash equivalents—Ending	$11,813,380	$61,882,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,642,650	$55,174
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Increase in property and equipment in accounts payable	$18,910,159	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Return of restricted cash to a customer	$—	$10,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT Six Months Ended June, 30, 2012 (Unaudited)

	Preferred Stock		Preferred Stock								Total Platinum
	Series A		Series B		Common Stock				Accumulated		Stockholders'
	Shares	Par	Shares	Par	Shares	Par	APIC	AOCI	Deficit	NCI	Deficit
Balance at December 31, 2011	20,000	$20	—	$—	15,535,229	$15,535	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)
Issuance of stock awards and stock-based compensation amortization	—	$—	—	$—	201,347	$201	$384,952	$—	$—	$—	$385,153
Issuance of stock options and stock-based compensation amortization	—	—	—	—	—	—	79,503	—	—	—	79,503
Issuance of common stock	—	—	—	—	2,700,000	2,700	13,362,157	—	—	—	13,364,857
Issuance of preferred stock in exchange for common stock	—	—	12,388	12	(2,477,600)	(2,478)	2,466	—	—	—	—
Issuance of common stock from exercise of warrants	—	—	—	—	611,386	612	29,958	—	—	—	30,570
Unrealized loss on investment securities	—	—	—	—	—	—	—	(35,434)	—	—	(35,434)
Net loss	—	—	—	—	—	—	—	—	(26,008,718)	(159,474)	(26,168,192)
Balance at June 30, 2012	20,000	$20	12,388	$12	16,570,362	$16,570	$39,099,048	$—	$(65,791,012)	$2,706,667	$(23,968,695)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—GENERAL

Nature of Operations

Platinum Energy Solutions, Inc. (collectively, with its subsidiary, the “Company,” “we,” or “Platinum”) was incorporated in Nevada on September 7, 2010. We are a Houston, Texas based oilfield services provider specializing in premium Hydraulic Fracturing, Coiled Tubing and Other Pressure Pumping services, our three reportable segments. In March 2011, we commenced operations, following the lease of certain pressure pumping and coil tubing equipment from a related party and, therefore, ceased to be a development stage company. Our Hydraulic Fracturing segment began operations in August 2011 in the Eagle Ford Shale. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. In addition, we have a contract for wet sand supply and physical capabilities around the transportation, processing and storage of sand used in the hydraulic fracturing process.

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

Fair Value Valuation Techniques

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets
June 30, 2012			(Level 1)
Investment securities	$—	$—	$—
December 31, 2011
Investment securities	$4,951,361	$4,951,361	$4,951,361

In February 2012, we liquidated our investment securities.

The carrying amounts of our financial instruments, consisting of cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and our line of credit, approximate their fair values due to their relatively short maturities.

NOTE 3— INVENTORY

Inventory consisted of the following:

	June 30, 2012	December 31, 2011
Sand	$5,103,303	$3,439,221
Consumable spare parts	1,802,079	1,416,157
Chemicals	355,014	416,695
Total inventory	$7,260,396	$5,272,073

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Furniture and fixtures	$551,225	$529,239
Vehicles	23,939,284	20,806,245
Equipment	167,943,010	148,448,720
Leasehold improvements	1,299,225	151,289
Construction in progress	8,911,567	3,478,995
	202,644,311	173,414,488
Accumulated depreciation	(18,451,157)	(8,117,011)
Property and equipment, net	$184,193,154	$165,297,477

As of June 30, 2012 and December 31, 2011, property and equipment includes $12.9 million and $20.7 million, respectively, of deposits on equipment not yet delivered to the company.

NOTE 5—DEFERRED REVENUE

During 2010, we received a total of $20.0 million in advances under the terms of two separate customer contracts related to multi-year well services contracts. The agreement with one customer stipulates $10.0 million be placed into an escrow account in the name of the Company to be used to offset future billings made to that customer as services are delivered. In March 2011, the $10.0 million was returned to that customer. There were no restrictions on the use of the $10.0 million received from the other customer. In December 2011, we received an additional $6.9 million advance under the other customer contract and there were no restrictions on the use of the additional $6.9 million. As of June 30, 2012, the short-term and long-term balances of these advances were $6.0 million and $1.0 million, respectively. As of December 31, 2011, the short-term and long-term balances of these advances were $9.6 million and $3.5 million, respectively. These balances are included in deferred revenue in the accompanying consolidated balance sheets, which is earned per the terms of the customer contract as services are delivered. During the three and six months ended June 30, 2012, $1.0 million and $6.1 million of these advances were earned and are included in revenue in the accompanying statements of comprehensive loss.

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

The Morgan Stanley Facility is secured by investment securities maintained, from time to time, at Morgan Stanley Bank, N.A., which were originally acquired with a portion of an advance from a customer. The Morgan Stanley Facility is not secured by any other assets and does not impose any covenant obligations on the Company.

We have used the proceeds of our drawings under the Morgan Stanley Facility to pay for certain costs relating to the manufacture of our new fracturing fleets and for our general liquidity purposes. As of December 31, 2011, there was approximately $4.0 million outstanding under the Morgan Stanley Facility. In February 2012, we sold the investment securities and repaid the outstanding balance under the Morgan Stanley Facility. The average interest rate as of June 30, 2012 for the three and six months periods ending June 30, 2012 was approximately 0.00% and 2.25%, respectively. There was no outstanding balance and no availability under the Morgan Stanley Facility as of June 30, 2012.

March 2011 Senior Secured Notes

On March 3, 2011, we completed the private placement of $115 million of Senior Secured Notes, at an interest rate of 14.25% per year on the principal amount (the “Original Senior Notes”). The Original Senior Notes mature on March 1, 2015, unless the Original Senior Notes are repurchased earlier. At any time prior to March 1, 2013, the Company may redeem up to 35.0% of the Original Senior Notes at a price equal to 114.25% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with net cash proceeds from certain equity offerings. The Company may also redeem the Original Senior Notes from March 1, 2013 to February 28, 2014 and from March 1, 2014, thereafter at a price equal to 107.125% and 100% respectively, plus accrued and unpaid interest. Upon a change of control, the holders of the Original Senior Notes will have the right to require the Company to repurchase the Original Senior Notes at 101% of the principal amount, plus any accrued and unpaid interest. The Original Senior Notes are secured by a lien against substantially all of the Company’s assets and all of the Company’s existing and future domestic subsidiaries’ assets and will receive preference in the case of liquidation.

The Original Senior Notes were issued at a discount such that the cash received was equal to 97.76% of the principal amount of the Original Senior Notes. Accordingly, we recognized a $2.6 million discount on the Original Senior Notes that is being amortized over the life of the Original Senior Notes using the effective interest method.

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

Unamortized debt issuance costs associated with the Original Senior Notes were $8.1 million and $9.2 million as of June 30, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Original Senior Notes using the effective interest method.

The first interest payment on the Original Senior Notes, in the amount of $8.1 million, which was due on September 1, 2011, was paid-in-kind and added to the principal amount of the Original Senior Notes pursuant to the terms of the Original Senior Notes.

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

The Additional Senior Notes were issued at a discount such that the cash received was equal to approximately 95% of the principal amount of the Additional Senior Notes. Accordingly, we recognized a $2.5 million discount on the Additional Senior Notes that is being amortized over the life of the Additional Senior Notes using the effective interest method. Unamortized debt issuance costs associated with the Additional Senior Notes were $2.6 million and $2.9 million as of June 30, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Additional Senior Notes using the effective interest method.

The balance of our Senior Notes at June 30, 2012 and December 31, 2011, net of the unamortized discount, totaled $168.3 million and $167.7 million, respectively. As of June 30, 2012 and December 31, 2011, the fair value of our Senior Notes was $148.7 million and $174.8 million, respectively, based on quoted market prices, including the $8.1 million paid-in-kind interest capitalized on September 1, 2011.

JPMorgan Credit Agreement

On December 28, 2011, we entered into an asset based revolving credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as amended on May 11, 2012, which we refer to as the “Credit Agreement.” Subject to a borrowing base consisting of certain eligible accounts receivable and inventory, an amount up to $15.0 million was made available to us under the Credit Agreement and, on December 29, 2011, we borrowed the full $15.0 million amount available to us pursuant to a revolving note made by us in favor of JPMorgan as lender. The Credit Agreement includes borrowing capacity available for letters of credit. Revolving loans are available under the Credit Agreement for working capital and other general corporate purposes. The revolving line of credit will terminate on June 30, 2014, and no further advances may be made to us thereafter. We used the proceeds of our initial borrowing under the Credit Agreement to pay for certain capital expenditures, including three of our new coiled tubing units and progress payments on our planned facilities, and for general corporate purposes.

The interest rate applicable to the Credit Agreement is, at our option, either LIBOR plus a margin ranging from 2.25% to 3.50% (depending on our total leverage ratio) or, the JPMorgan prime rate, called “CBFR”, plus a margin ranging from 1.00% to 2.50% (depending upon such total leverage ratio). The CBFR rate is the higher of (i) the interest rate publicly announced by JPMorgan as its prime rate and (ii) the adjusted LIBOR rate as calculated by JPMorgan. We will pay a non-use fee of 0.25% on the daily average undrawn portion of the commitment under the Credit Agreement. The average interest rate for the three and six months ended June 30, 2012 was approximately and 2.74% and 2.75% respectively.

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

The Credit Agreement permits voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty. The revolving note pursuant to which we borrowed the full $15.0 million amount available to us includes a “cleanup” requirement pursuant to which the outstanding amount due thereunder must be paid down and reduced to zero for thirty consecutive days during each 12-month period.

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

For the covenant compliance period ended June 30, 2012, the Company's Leverage Ratio (as defined in the Credit Agreement) exceeded the maximum level allowed under the Credit Agreement. An Event of Default under the Credit Agreement (as defined therein) would occur, absent a waiver of the covenant violation by JPMorgan, upon expiration of a 30 day cure period commencing on the date written notice of default is provided to the Company by JPMorgan. As of the date hereof, no such notice had been given and no Event of Default has occurred. Upon expiration of the cure period and occurrence of an Event of Default, JPMorgan may, at its option and upon additional notice to the Company, accelerate the due date of the Note issued by the Company in in respect of the Credit Agreement and the outstanding balance would become due and payable immediately. On August 16, 2012, the Company and JPMorgan entered into a Waiver Agreement to the Credit Agreement (the “Waiver”) under which JPMorgan waived the Company's non-compliance with the Leverage Ratio covenant for the period ending June 30, 2012 and any event of default caused by such non-compliance. The amount outstanding under the Note at June 30, 2012 was $15.0 million.

Under the terms of the Indenture for our Senior Notes, an Event of Default (as defined in the Indenture) would occur if a default under the Credit Agreement resulted in the acceleration of indebtedness in excess of $5.0 million. If an Event of Default occurred under the Indenture and is continuing, the Trustee (as defined in the Indenture) or the holders of at least 25.0% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately. As a result of the Credit Agreement Waiver, no Event of Default has or will occur as a result of the Company's non-compliance with the Leverage Ratio covenant as of June 30, 2012. The balance of our Senior Notes at June 30, 2012, net of the unamortized discount, totaled $168.3 million.

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

Registered Exchange Offer

On March 15, 2012, the Company completed a registered exchange offer to exchange up to $173.1 million aggregate principal amount of its registered 14.25% Senior Secured Notes due 2015, which we refer to as the Exchange Notes, for $173.1 million aggregate principal amount of its outstanding unregistered 14.25% Senior Secured Notes due 2015, which we refer to as the Senior Notes. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Notes for which they were exchanged, except that the Exchange Notes have been registered under the Securities Act of 1933 (the “Securities Act”) and, therefore, the terms relating to transfer restrictions, registration rights and additional interest applicable to the Senior Notes are not applicable to the Exchange Notes, and the Exchange Notes bear different CUSIP numbers. An aggregate of $172.8 million in principal amount of Senior Notes were tendered in the exchange offer, and $172.8 million in aggregate principal amount of Exchange Notes were issued at the closing of the exchange offer.

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

Preferred Stock

Series A Preferred Stock

On March 3, 2011, we issued 20,000 shares of Series A Preferred Stock for $20 million. The Series A Preferred Stock is not convertible and has a liquidation preference of up to $40.0 million . The Preferred Stock is not redeemable unless the Company completes an initial public offering, at which time the Preferred Stock is redeemable at a redemption price equal to the original purchase price. The Series A Preferred Stock holders also acquired 9,896,960 shares of the Company’s common stock.

Series B Preferred Stock

On March 30, 2012, we issued 2,700,000 shares of common stock, that are immediately exchangeable into 13,500 shares of Series B Preferred Stock upon approval of the issuance of the preferred stock by the stockholders of the Company, for $13.5 million. The Series B Preferred Stock is convertible to common stock at a ratio of 200 to 1 and is entitled to dividends of 5% per annum, payable either in cash or stock on a quarterly basis. The Series B Preferred Stock is redeemable upon the Company’s completion of an initial public offering at a redemption price equal to or more than the original purchase price. The purchasers of the Series B preferred stock also received 1,037,968 warrants, each convertible into one share of common stock at an exercise price of $3.00 per share. We allocated $1,620,000 of the proceeds to the warrants, which was recorded as additional paid-in capital, based on the relative fair values of the stock and the warrants at the time of issuance of the securities. On April 30, 2012, the Series B Preferred Stock were approved for issuance. As of June 30, 2012, a total of 2,477,600 shares of the common stock had been exchanged for 12,388 shares of Series B Preferred Stock. Dividends in arrears related to the Series B Preferred Stock totaled approximately $77,425 as of and for the quarter and year-to-date period ending June 30, 2012.

NOTE 8—STOCK AWARD PLAN

Overview

In exchange for services provided, we have issued restricted and unrestricted stock and stock options to employees and non-employees under the 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). We reserved 1,044,817 shares of common stock (or options to purchase common stock) under the 2010 Plan for future issuances, of which 22,003 shares remained available for issuance as of June 30, 2012. The awards typically have a ten-year life and a four-year vesting period.

Absent an active market for our equity securities, the market value of our common stock underlying the restricted stock or stock options granted was determined by management and approved by our Board of Directors at the time of grant. In determining such fair market value, for purposes of valuing our share-based payment awards, we obtained contemporaneous valuations compiled by third-party appraisers based primarily on our financial forecasts and comparable peer company data. Among other significant assumptions, the valuation reflects a marketability discount as our equity securities are not traded. The underlying assumptions significantly impact the resulting estimated market value of our stock and the fair value of our restricted stock and option grants.

The fair value of our option grants was calculated through the use of the Black-Scholes option pricing model. The model requires certain assumptions regarding the estimated market price of the Company’s currently non-traded stock, the risk-free interest rate, the expected share price volatility and the expected term of each option grant.

Restricted Stock

During the three months ended June 30, 2012, the Company granted 166,347 restricted shares to certain Directors under the 2010 Plan in connection with the Directors' annual compensation. The grant-date fair value of the restricted shares was determined to be $3.00 per share, based on the estimated market value of our non-publicly traded common stock at the date of grant. The Company has the right to reacquire the restricted shares for $0.001 per share over the vesting period for the restricted shares ranging from 12 to 24 months.

Stock-based compensation expense

The stock-based compensation expense related to all our unvested awards (both restricted stock awards and stock option awards) described above was approximately $0.3 million and $0.5 million, respectively, for the three and six-month periods ended June 30, 2012 and approximately $0.2 million and $0.4 million, respectively, for the three and six-month periods ended June 30, 2011 and was primarily included in general and administrative expenses. The remaining unrecognized stock-based compensation expense as of June 30, 2012 of approximately $2.5 million will be recognized over the average remaining vesting period of approximately 2.6 years.

NOTE 9—EARNINGS PER SHARE

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)
Net loss attributable to Platinum—basic and diluted	$(16,619,765)	$(8,706,558)
Weighted average shares of common stock outstanding—basic and diluted	15,290,809	13,788,769
Net loss per share:
Basic and Diluted	$(1.09)	$(0.63)

The calculation of weighted average shares of common stock outstanding—diluted for the three months ended June 30, 2012 excludes 7.0 million shares of outstanding restricted stock, stock option awards and convertible warrants because their effect was anti-dilutive. The calculation of weighted average shares of common stock outstanding—diluted for the three months ended June 30, 2011, excludes 4.5 million shares of outstanding restricted stock awards because their effect was anti-dilutive.

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)
Net loss attributable to Platinum—basic and diluted	$(26,008,718)	$(12,583,169)
Weighted average shares of common stock outstanding—basic and diluted	14,554,624	9,430,860
Net loss per share:
Basic and Diluted	$(1.79)	$(1.33)

The calculation of weighted average shares of common stock outstanding—diluted for the six months ended June 30, 2012 excludes 5.9 million shares of outstanding restricted stock, stock option awards, Series B Preferred Stock and convertible warrants because their effect was anti-dilutive. The calculation of weighted average shares of common stock outstanding—diluted for the six months ended June 30, 2011, excludes $3.0 million shares of outstanding restricted stock awards because their effect was anti-dilutive.

NOTE 10—INCOME TAXES

The consolidated effective tax rate of approximately 0.4% and 1.4% for the three month periods ended June 30, 2012 and 2011, respectively, and 0.1% and 0.8% for the six month periods ended June 30, 2012 and 2011, respectively, is lower than the federal statutory rate as the majority of our income tax benefits were not recognized. This is because we are not able to conclude that it is more likely than not that we will be able to use these loss carryforwards and, as such, have provided a corresponding valuation allowance. For the six months ended June 30, 2012, our net income tax expense of $15,868 is comprised of state income tax expense of $167,676, primarily related to the Texas Margin tax, offset by an income tax benefit of $151,808 related to the losses of our consolidated VIE, which files a separate tax return.

NOTE 11—VARIABLE INTEREST ENTITY

We account for variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810, Consolidation. On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. (“WSB”) and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC. (“CT”) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). Due to a protective right included in the lease agreement that enables the sole shareholder of the WSB Business to sell to us the assets subject to the lease purchase agreement upon the occurrence of certain events, we determined that PP, CT and MWST are variable interest entities. We further determined that we are the primary beneficiary of PP, CT and MWST because the lease provides us with full control of all of the operating assets of PP, CT and MWST. As of June 30, 2012, the combined financials statements of PP, CT and MWST had $14.0 million in total assets and $11.3 million in total liabilities.

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

On March 3, 2011, we entered into a lease agreement with WSB and two of its wholly owned entities, PP and CT, to lease certain pressure pumping and coil tubing equipment. These entities are controlled by our CEO. The term of the lease is for two years ending on March 2, 2013. Under the terms of the lease we will pay WSB a monthly fee of $210,000 per month over a term of two years. Should there be a change of control in the Company, we may, at the option of the lessor, be obligated to purchase the assets subject to the lease agreement for an amount equal to the greater of:

a.	The aggregate of the outstanding balance of the loans from JPMorgan Chase Bank, N.A. and from WSB’s shareholder, Charles Moncla limited to $16.1 million; and

b.	The lesser of (i) the last twelve months of revenue generated by the business of WSB or (ii) $20.0 million.

As explained above, we consolidated the WSB Business effective March 3, 2011.

The Company entered into a lease agreement with a certain related party to lease the Del Yard located in Scott, Louisiana commencing March 1, 2011. The agreement requires a monthly fee of $10,000 over a term of two years, ending on February 28, 2013.

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

The amounts due to affiliates are unsecured, interest free and has no fixed term of repayment. The calculation of amounts due to affiliates, non-current, is as follows:

Balance as of December 31, 2011	$11,105,056
Lease payments to the WSB Business	(1,260,000)
Other, net	(76,342)
Balance as of June 30, 2012	$9,768,714

NOTE 13—COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

We are involved, from time to time, in litigation, claims and disputes incidental to our business, which may involve claims for significant monetary amounts, some of which may not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

We have operating lease commitments expiring at various dates, principally for office space, real estate, railcars, and vehicles. Rental expense relating to operating leases was $1.9 million and $3.6 million during the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.4 million during the three and six months ended June 30, 2011, respectively. As of June 30, 2012, future minimum rental payments related to noncancellable operating leases were as follows: 2012—$1.8 million, 2013—$2.8 million, 2014—$2.0 million, 2015—$1.9 million, 2016—$1.8 million, thereafter—$2.3 million , and in the aggregate—$12.7 million.
We have a commitment to purchase 100,000 gallons of guar gum per month, a necessary input for our hydraulic fracturing services, at prevailing market prices, commencing in September 2011. The agreement expires in August 2012 unless extended by the Company for an additional 12 months.
We have a commitment to purchase 150,000 tons of sand per year from one supplier, a necessary input for our hydraulic fracturing services, with the option to increase it to 300,000 tons per year. The agreement commenced in July 2011 and expired in July 2012.
We have a commitment to purchase 10,000 tons of sand per month from another supplier. The agreement commenced in October 2011 and expires in September 2013, unless extended, by mutual agreement, for additional six-month terms.
We have commitments with third parties for the purchase of well services equipment for our third hydraulic fracturing fleet. The total purchase commitment as of June 30, 2012 was approximately $34 million, payable in increments due before each piece of equipment is delivered. The Company made payments during 2011 of $25.8 million toward such commitments.

We have commitments for the purchase of well services equipment for fourth and fifth hydraulic fracturing fleets with two third-party vendors. The purchase commitments as of June 30, 2012 were approximately $33.1 million and $32.7 million, respectively, payable in increments due before each piece of equipment is delivered. The Company made cash deposits during 2011 of $9.2 million and $4.1 million, respectively, toward such commitments.

As of June 30, 2012 and December 31, 2011, Accounts payable—Capital expenditures in the Company's consolidated balance sheet includes approximately $27.0 million and $8.1 million, respectively, related to equipment purchase commitments.

Our original business plan contemplated, among other things, the acquisition of up to five high-specification hydraulic fracturing fleets. The acquisition of equipment for additional fleets would require significant capital. In connection with our original business plan we submitted various purchase orders to vendors for additional equipment, but later informed them that, in light of current market conditions and the postponement of our initial public offering, we did not require the equipment in the time frame contemplated in the original orders. We have worked with each vendor to defer these purchases until such time that market demand requires the additional equipment. There are no specific dates at which we must make such purchases. We have not incurred any penalties related to the deferrals and we continue to believe that the deposits we have made in connection with the purchase orders are recoverable. Our ability to purchase additional equipment to continue to expand our existing fleets, and the timing of any such acquisitions, is impacted by the market demand for our services and could have a material impact on our operations.

In the normal course of business, the Company is subject to various taxes in the jurisdictions in which it operates. The determination of whether or not certain transactions are taxable requires management to make judgments based on interpretation of applicable tax rules. The Company’s consolidated balance sheet includes, in Accrued expenses, an accrual for certain non-income tax exposures in the amount of $6.0 million as of June 30, 2012.

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

Summarized financial information concerning our segments for the three-month periods ending June 30, 2012 and 2011, respectively, is shown in the following tables:

Three Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
June 30, 2012
Revenues	$30,205,000	$1,562,088	$1,169,817	$—	$32,936,905
Cost of services	(27,904,869)	(1,854,346)	(779,351)	(2,125,580)	(32,664,146)
Gross profit (loss)(1)	2,300,131	(292,258)	390,466	(2,125,580)	272,759
Depreciation	(3,512,524)	(1,070,378)	(628,921)	(39,874)	(5,251,697)
General and administrative expense	—	—	—	(4,241,545)	(4,241,545)
Operating loss	$(1,212,393)	$(1,362,636)	$(238,455)	$(6,406,999)	$(9,220,483)
Capital expenditures, including equipment deposits	3,146,466	—	805,000	—	3,951,466

We did not provide hydraulic fracturing services until the third quarter of 2011; therefore, for the three-month period ended June 30, 2011, we only had two reportable segments: Coil Tubing and Other Pressure Pumping.

Three Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
June 30, 2011
Revenues	$—	$604,203	$197,711	$—	$801,914
Cost of services	(117,541)	(440,091)	(97,440)	(663,975)	(1,319,047)
Gross profit (loss)(1)	(117,541)	164,112	100,271	(663,975)	(517,133)
Depreciation	(83,077)	(649,550)	(301,229)	(23,284)	(1,057,140)
General and administrative expense	—	—	—	(3,353,018)	(3,353,018)
Operating loss	$(200,618)	$(485,438)	$(200,958)	$(4,040,277)	$(4,927,291)
Capital expenditures, including equipment deposits	34,139,488	1,277,887	—	190,590	35,607,965
___________________

(1)	Gross Profit represents Revenues minus Costs of services.
(2) “Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations.
Excluding the $4.2 million and $3.4 million in corporate general and administrative expenses for the three-month periods ended June 30, 2012 and 2011, respectively, total operating segments’ loss for such periods would have been $5.0 million and $1.6 million, respectively.

Summarized financial information concerning our segments for the six-month periods ending June 30, 2012 and 2011, respectively, is shown in the following tables:

Six Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
June 30, 2012
Revenues	$65,243,200	$5,760,707	$2,068,034	$—	$73,071,941
Cost of services	(54,894,979)	(4,985,387)	(1,636,449)	(3,728,948)	(65,245,763)
Gross profit (loss)(1)	10,348,221	775,320	431,585	(3,728,948)	7,826,178
Depreciation	(7,188,124)	(2,177,989)	(895,293)	(72,739)	(10,334,145)
General and administrative expense	—	—	—	(8,899,499)	(8,899,499)
Operating income (loss)	$3,160,097	$(1,402,669)	$(463,708)	$(12,701,186)	$(11,407,466)
Capital expenditures, including equipment deposits	9,505,726	8,938	805,000	—	10,319,664

We did not provide hydraulic fracturing services until the third quarter of 2011; therefore, for the six-month period ended June 30, 2011, we only had two reportable segments: Coil Tubing and Other Pressure Pumping.

Six Months Ended	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
June 30, 2011
Revenues	$—	$801,465	$302,465	$—	$1,103,930
Cost of services	(117,541)	(514,586)	(191,866)	(663,975)	(1,487,968)
Gross profit (loss)(1)	(117,541)	286,879	110,599	(663,975)	(384,038)
Depreciation and amortization	(83,077)	(875,926)	(361,214)	(26,830)	(1,347,047)
General and administrative expense	—	—	—	(5,687,847)	(5,687,847)
Operating loss	$(200,618)	$(589,047)	$(250,615)	$(6,378,652)	$(7,418,932)
Capital expenditures, including equipment deposits	34,139,488	14,017,736	3,006,551	190,590	51,354,365

_________________

(1)	Gross Profit represents Revenues minus Costs of services.

(2)
“Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations. Excluding the $8.9 million and $5.7 million in corporate general and administrative expenses for the six-month periods ended June 30, 2012 and 2011, respectively, total operating segments’ loss for such periods would have been $2.5 million and $1.7 million, respectively.

The total assets per segment were as follows as of:

	Hydraulic Fracturing	Coil Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
June 30, 2012	$208,426,297	$28,997,939	$8,525,963	$8,630,525	$254,580,724
December 31, 2011	$173,249,544	$29,346,158	$6,933,086	$29,506,955	$239,035,743

NOTE 15—SUPPLEMENTAL FINANCIAL INFORMATION

Prepayments consisted of the following:

	June 30, 2012	December 31, 2011
Prepayments for
Materials and equipment	$13,607,847	$6,420,228
Insurance	2,766,307	563,494
Rents and leases	489,445	568,097
Security deposits and permits	12,001	12,001
Total prepayments	$16,875,600	$7,563,820

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
Deferred costs related to
Senior Notes, Original and Additional	$10,697,136	$12,169,964
Equity offering and line of credit	104,740	1,873,392
Security deposits related to operating leases	2,133,387	2,133,387
Total other assets	$12,935,263	$16,176,743

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Accrued payroll	$641,700	$1,628,170
Accrued expenses	4,844,512	2,073,290
Accrued taxes	849,922	1,829,699
Accruals related to various materials and equipment	6,000,696	5,511,491
Accrued interest on Senior Notes	8,222,380	8,222,380
Total accrued expenses	$20,559,210	$19,265,030

Supplemental cash flow information was as follows for the six-months ended:

	June 30, 2012	June 30, 2011
Accounts receivable	$8,118,025	$107,856
Inventory	(1,988,323)	—
Prepaids and other current assets	(9,311,780)	(2,431,440)
Accounts payable and accrued expenses	18,430,162	6,686,704
Deferred revenue	(6,127,129)	—
Changes in assets and liabilities	$9,120,955	$4,363,120

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

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,595,208	$7,915,697	$302,475	$—	$11,813,380
Accounts receivable, net	—	21,308,545	2,624	—	21,311,169
Inventory	—	7,260,396	—	—	7,260,396
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	2,828,308	14,047,292	—	—	16,875,600
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	192,559,049	—	—	(192,559,049)	—
Total current assets	$198,983,565	$50,531,930	$496,861	$(192,560,049)	$57,452,307
Property and equipment, net	—	170,727,734	13,465,420	—	184,193,154
Other assets	10,810,903	2,124,360	—	—	12,935,263
Total assets	$209,794,468	$223,384,024	$13,962,281	$(192,560,049)	$254,580,724
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$15,000,000	$—	$—	$—	$15,000,000
Accounts payable—Trade	5,086,752	24,262,248	95,871	—	29,444,871
Accounts payable—Capital expenditures	—	27,025,119	—	—	27,025,119
Accrued expenses	8,914,043	11,645,167	—	—	20,559,210
Intercompany payables	—	192,559,049	—	(192,559,049)	—
Deferred revenue	—	6,000,000	—	—	6,000,000
Total current liabilities	$29,000,795	$261,491,583	$95,871	$(192,559,049)	$98,029,200
Long-term debt	168,340,371	—	—	—	168,340,371
Amounts due to affiliates	20,105	—	9,748,609	—	9,768,714
Deferred revenue	—	1,000,000	—	—	1,000,000
Deferred tax liabilities	—	—	1,411,134	—	1,411,134
Total liabilities	$197,361,271	$262,491,583	$11,255,614	$(192,559,049)	$278,549,419
Stockholders’ Equity (Deficit):
Preferred Stock	32	—	—	—	32
Common Stock	16,570	1,000	—	(1,000)	16,570
Additional paid in capital	39,099,048	—	—	—	39,099,048
Accumulated other comprehensive income	—	—	—	—	—
Accumulated deficit	(26,682,453)	(39,108,559)	—	—	(65,791,012)
Total stockholders’ equity (deficit)	$12,433,197	$(39,107,559)	$—	$(1,000)	$(26,675,362)
Noncontrolling interest	—	—	2,706,667	—	2,706,667
Total Platinum stockholders’ equity (deficit)	$12,433,197	$(39,107,559)	$2,706,667	$(1,000)	$(23,968,695)
Total liabilities and stockholders’ equity (deficit)	$209,794,468	$223,384,024	$13,962,281	$(192,560,049)	$254,580,724
PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011

Assets	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$7,835,894	$2,018,418	$299,001	$—	$10,153,313
Accounts receivable, net	—	29,392,767	36,427	—	29,429,194
Available for sale investment securities	4,951,361	—	—	—	4,951,361
Inventory	—	5,272,073	—	—	5,272,073
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	538,378	7,025,442	—	—	7,563,820
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	173,460,201	—	—	(173,460,201)	—
Total current assets	$186,786,834	$43,708,700	$527,190	$(173,461,201)	$57,561,523
Property and equipment, net	—	150,194,657	15,102,820	—	165,297,477
Other assets	14,052,383	2,124,360	—	—	16,176,743
Total assets	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$18,958,512	$—	$—	$—	$18,958,512
Accounts payable—Trade	914,572	9,826,934	95,900	—	10,837,406
Accounts payable—Capital expenditures	—	8,114,960	—	—	8,114,960
Accrued expenses	10,675,351	8,589,708	(29)	—	19,265,030
Intercompany payables	—	173,460,201	—	(173,460,201)	—
Deferred revenue	—	9,627,129	—	—	9,627,129
Total current liabilities	$30,548,435	$209,618,932	$95,871	$(173,460,201)	$66,803,037
Long-term debt	167,689,860	—	—	—	167,689,860
Amounts due to affiliates	—	—	11,105,056	—	11,105,056
Deferred revenue	—	3,500,000	—	—	3,500,000
Deferred tax liabilities	—	—	1,562,942	—	1,562,942
Total liabilities	$198,238,295	$213,118,932	$12,763,869	$(173,460,201)	$250,660,895
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	15,535	1,000	—	(1,000)	15,535
Additional paid in capital	25,240,012	—	—	—	25,240,012
Accumulated other comprehensive income	35,434	—	—	—	35,434
Accumulated deficit	(22,690,079)	(17,092,215)	—	—	(39,782,294)
Total stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	—	$(1,000)	$(14,491,293)
Noncontrolling interest	—	—	2,866,141	—	2,866,141
Total Platinum stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	$2,866,141	$(1,000)	$(11,625,152)
Total liabilities and stockholders’ equity (deficit)	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended June 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$32,936,905	$630,000	$(630,000)	$32,936,905
Cost of services	—	(33,294,146)	—	630,000	(32,664,146)
Depreciation	—	(4,435,033)	(816,664)	—	(5,251,697)
General and administrative expenses	(3,265,274)	(976,153)	(118)	—	(4,241,545)
Loss from operations	$(3,265,274)	$(5,768,427)	$(186,782)	$—	$(9,220,483)
Interest income (expense), net	906,101	(8,357,080)	33,263	—	(7,417,716)
Loss before income tax	$(2,359,173)	$(14,125,507)	$(153,519)	$—	$(16,638,199)
Income tax benefit (expense)	—	(135,085)	75,132	—	(59,953)
Net loss	$(2,359,173)	$(14,260,592)	$(78,387)	$—	$(16,698,152)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended June 30, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$801,914	$630,000	$(630,000)	$801,914
Cost of services	—	(1,946,215)	(2,832)	630,000	(1,319,047)
Depreciation	—	(170,496)	(886,644)	—	(1,057,140)
General and administrative expenses	(3,158,107)	(192,736)	(2,175)	—	(3,353,018)
Loss from operations	$(3,158,107)	$(1,507,533)	$(261,651)	$—	$(4,927,291)
Interest income (expense), net	(4,040,918)	—	48,415	—	(3,992,503)
Loss before income tax	$(7,199,025)	$(1,507,533)	$(213,236)	$—	$(8,919,794)
Income tax benefit	—	—	127,645	—	127,645
Net loss	$(7,199,025)	$(1,507,533)	$(85,591)	$—	$(8,792,149)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Six Months Ended June 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$73,071,941	$1,260,000	$(1,260,000)	$73,071,941
Cost of services	—	(66,505,763)	—	1,260,000	(65,245,763)
Depreciation	—	(8,696,745)	(1,637,400)	—	(10,334,145)
General and administrative expenses	(5,685,509)	(3,213,872)	(118)	—	(8,899,499)
Loss from operations	$(5,685,509)	$(5,344,439)	$(377,518)	$—	$(11,407,466)
Interest income (expense), net	1,693,135	(16,504,230)	66,237	—	(14,744,858)
Loss before income tax	$(3,992,374)	$(21,848,669)	$(311,281)	$—	$(26,152,324)
Income tax benefit (expense)	—	(167,675)	151,807	—	(15,868)
Net loss	$(3,992,374)	$(22,016,344)	$(159,474)	$—	$(26,168,192)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Six Months Ended June 30, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$1,103,930	$840,000	$(840,000)	$1,103,930
Cost of services	—	(2,315,430)	(12,538)	840,000	(1,487,968)
Depreciation	—	(234,884)	(1,112,163)	—	(1,347,047)
General and administrative expenses	(5,492,936)	(192,736)	(2,175)	—	(5,687,847)
Loss from operations	$(5,492,936)	$(1,639,120)	$(286,876)	$—	$(7,418,932)
Interest income (expense), net	(5,451,113)	—	48,415	—	(5,402,698)
Loss before income tax	$(10,944,049)	$(1,639,120)	$(238,461)	$—	$(12,821,630)
Income tax benefit	—	—	108,775	—	108,775
Net loss	$(10,944,049)	$(1,639,120)	$(129,686)	$—	$(12,712,855)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Six Months Ended June 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,992,374)	$(22,016,344)	$(159,474)	$—	$(26,168,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	8,696,745	1,637,400	—	10,334,145
Amortization of debt issuance costs and debt discounts	2,149,190	—	—	—	2,149,190
Deferred income taxes	—	—	(151,808)	—	(151,808)
Stock-based compensation expense	464,656	—	—	—	464,656
Write off of equity offering costs	2,273,805	—	—	—	2,273,805
Changes in assets and liabilities:
Accounts receivable	—	8,084,222	33,803	—	8,118,025
Intercompany receivables	(19,098,848)	—	—	19,098,848	—
Inventory	—	(1,988,323)	—	—	(1,988,323)
Accounts payable and accrued expenses	2,295,835	17,490,774	(1,356,447)	—	18,430,162
Intercompany payables	—	19,098,848	—	(19,098,848)	—
Other current assets	(2,289,930)	(7,021,850)	—	—	(9,311,780)
Deferred revenue	—	(6,127,129)	—	—	(6,127,129)
Net cash provided by (used in) operating activities	$(18,197,666)	$16,216,943	$3,474	$—	$(1,977,249)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	$—	$—	$—	$—	$—
Sale of investment securities	4,915,927	—	—	—	4,915,927
Purchase of and deposits for property and equipment	—	(10,319,664)	—	—	(10,319,664)
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	$4,915,927	$(10,319,664)	$—	$—	$(5,403,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$13,530,569	$—	$—	$—	$13,530,569
Repayment of line of credit	(3,958,512)	—	—	—	(3,958,512)
Payment of equity offering costs	(531,004)	—	—	—	(531,004)
Net cash provided by financing activities	$9,041,053	$—	$—	$—	$9,041,053
Net increase (decrease) in cash and cash equivalents	$(4,240,686)	$5,897,279	$3,474	$—	$1,660,067
Cash and cash equivalents—Beginning	7,835,894	2,018,418	299,001	—	10,153,313
Cash and cash equivalents—Ending	$3,595,208	$7,915,697	$302,475	$—	$11,813,380

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Six Months Ended June 30, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,944,049)	$(1,639,120)	$(129,686)	$—	$(12,712,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	234,884	1,112,163	—	1,347,047
Amortization of debt issuance costs and debt discounts	1,066,257	—	—	—	1,066,257
Deferred income taxes	—	—	(108,775)	—	(108,775)
Stock-based compensation expense	403,192	—	—	—	403,192
Changes in assets and liabilities:
Accounts receivable	—	(779,673)	887,529	—	107,856
Intercompany receivables	(53,079,883)	—	—	53,079,883	—
Accounts payable and accrued expenses	5,831,005	1,597,527	(741,828)	—	6,686,704
Intercompany payables	—	53,079,883	—	(53,079,883)	—
Other current assets	(1,330,882)	(1,100,558)	—	—	(2,431,440)
Net cash provided by (used in) operating activities	$(58,054,360)	$51,392,943	$1,019,403	$—	$(5,642,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	$(5,658,116)	$—	$—	$—	$(5,658,116)
Sale of investment securities	2,500,000	—	—	—	2,500,000
Purchase of and deposits for property and equipment	—	(51,293,943)	(60,422)	—	(51,354,365)
Other	—	—	6,986	—	6,986
Net cash used in investing activities	$(3,158,116)	$(51,293,943)	$(53,436)	$—	$(54,505,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	$112,428,600	$—	$—	$—	$112,428,600
Proceeds from issuance of preferred stock	20,000,000	—	—	—	20,000,000
Payment of debt issuance costs	(11,146,742)	—	—	—	(11,146,742)
Receipt of initial capital	(1,000)	1,000			—
Release of restricted cash	6,637,493	—	—	—	6,637,493
Repayment of line of credit	(6,746,959)	—	—	—	(6,746,959)
Contribution from noncontrolling interests	—	—	(574,478)	—	(574,478)
Net cash provided by financing activities	$121,171,392	$1,000	$(574,478)	$—	$120,597,914
Net increase in cash and cash equivalents	$59,958,916	$100,000	$391,489	$—	$60,450,405
Cash and cash equivalents—Beginning	1,431,595	—	—	—	1,431,595
Cash and cash equivalents—Ending	$61,390,511	$100,000	$391,489	$—	$61,882,000

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 included elsewhere herein, and with our special report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements” above.
In this report, the “Company,” “we,” or “Platinum” refers to Platinum Energy Solutions, Inc. and its subsidiaries unless the context otherwise requires.
Overview

We are a Houston, Texas based oilfield services provider specializing in premium hydraulic fracturing, coiled tubing and other pressure pumping services. We started providing hydraulic fracturing services on August 29, 2011 to Petrohawk Energy Corporation (“Petrohawk”) in the Eagle Ford Shale. We started providing acid fracturing services on October 24, 2011 to El Paso in the Altamont Field in Utah. We commenced hydraulic fracturing services for Encana Oil & Gas (USA), Inc. (“Encana”) in the Haynesville Shale on November 29, 2011. In addition to the two hydraulic fracturing fleets we have purchased to service Petrohawk and Encana, we have purchased a substantial portion of a third hydraulic fracturing fleet and have deposits on fourth and fifth hydraulic fracturing fleets. The delivery of the equipment for these additional fleets is currently on hold and we are working closely with the equipment manufacturers as to when, or if, we will take delivery of the equipment. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. In addition, we have a contract for wet sand supply and physical capabilities around the transport, processing and storage of sand used in the hydraulic fracturing process. We believe this will be a competitive advantage, particularly given the current market constraint in the supply of dry sand. Our management team has extensive industry experience providing completion and workover services to exploration and production (“E&P”) companies.

Our Business

General

Historically, our revenue has been derived from the performance of coiled tubing and pressure pumping services. Since the end of August 2011, we have provided hydraulic fracturing services which currently provides, and we believe will continue to provide, the primary revenue source for the Company. Our revenue from coiled tubing and pressure pumping services has been, and we believe will continue to be, derived from prevailing market rates for coiled tubing and pressure pumping services, together with associated charges for stimulation fluids, nitrogen and coiled tubing materials.

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

Coiled Tubing Services

We provide coiled tubing services in the spot or short-term market. Coiled tubing is a key segment of the well service industry that allows operators to continue production during service operations without shutting down the well, reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Coiled tubing services involve using flexible steel pipe inserted into oil and gas wells to perform a variety of services. This flexible steel pipe, known as coiled tubing, is typically thousands of feet long and coiled onto a specialty truck. The small diameter of coiled tubing allows it to be inserted through production tubing, allowing work to be done on an active well. Coiled tubing provides many advantages over costlier workover rigs. For example, wells do not have to cease production (shut in) during most coiled tubing operations, reducing the risk of damaging the formation. Additionally, coiled tubing can be inserted and removed more quickly than conventional pipe, which must be joined and unjoined. Coiled tubing also allows for the precise directing of fluids and treatment chemicals in a wellbore, resulting in better stimulation treatments.

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

The following table presents selected information regarding the results of operations of our business for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Revenue	$32,936,905	$801,914
Cost of services	(32,664,146)	(1,319,047)
Depreciation	(5,251,697)	(1,057,140)
General and administrative expense	(4,241,545)	(3,353,018)
Loss from operations	$(9,220,483)	$(4,927,291)
Interest expense, net	(7,417,716)	(3,992,503)
Loss before income tax	$(16,638,199)	$(8,919,794)
Income tax benefit (expense)	(59,953)	127,645
Net loss	$(16,698,152)	$(8,792,149)

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Revenues. For the three-month period ended June 30, 2012 we had $32.9 million of revenue of which approximately 91.7% was generated from hydraulic fracturing services, 4.7% from coil tubing services and 3.6% from other pressure pumping services. Compared to the $0.8 million of revenue in the three-month period ended June 30, 2011, of which approximately 75.3% and 24.7% was generated from coil tubing services and other pressure pumping services, respectively, we substantially increased our revenue during the current quarter due primarily to hydraulic fracturing services that we commenced during the third quarter of 2011.

Cost of Services. Our cost of services, excluding depreciation, for the three-month period ended June 30, 2012 was approximately $32.7 million, which was primarily related to costs of materials, labor, spare parts and fuel used in hydraulic fracturing, coil tubing and other pressure pumping services, as compared to $1.3 million for the same period in the prior year. The significant increase in cost of services of $31.3 million was the result of commencing hydraulic fracturing services during the third quarter of 2011.

Depreciation. Our depreciation expense for the three-month period ended June 30, 2012 was approximately $5.3 million, an increase of $4.2 million over the comparable prior year period, primarily related to the addition of significant new hydraulic fracturing and coil tubing equipment acquired during the second half of 2011 and early 2012. Our depreciation expense for the three-month period ended June 30, 2011 was approximately $1.1 million due to our then relatively early stage of operations.

General and administrative expense. General and administrative expenses were $4.2 million for the three-month period ended June 30, 2012 and were comprised primarily of professional fees for legal and accounting services, payroll related costs and insurance expenses. The increase of $0.9 million over the comparable period of the prior year was primarily due to the write-off of previously deferred costs associated with our contemplated equity offering which has been suspended totaling $2.3 million during the second quarter of 2012.

Interest expense, net. Interest expense, net of $7.4 million for the three-month period ended June 30, 2012 was primarily attributable to our 14.25% Senior Notes. The increase of $3.4 million over the comparable period of the prior year was primarily due to the issuance of the Additional Senior Notes and the payment-in-kind of the first interest payment on the Original Senior Notes in September 2011.

Income Tax Benefit (Expense). Our income tax expense for the three-month period ended June 30, 2012 of $59,953 relates to state taxes for Platinum offset by the benefit we recognized on the operating loss of our consolidated variable interest entity. Our effective income tax rate for the 2012 and 2011 periods was approximately 0.4% and 1.4%, respectively, due to the valuation allowance established against our loss carryforwards.

The following table presents selected information regarding the results of operations of our business for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Revenue	$73,071,941	$1,103,930
Cost of services	(65,245,763)	(1,487,968)
Depreciation	(10,334,145)	(1,347,047)
General and administrative expense	(8,899,499)	(5,687,847)
Loss from operations	$(11,407,466)	$(7,418,932)
Interest expense, net	(14,744,858)	(5,402,698)
Loss before income tax	$(26,152,324)	$(12,821,630)
Income tax benefit (expense)	(15,868)	108,775
Net loss	$(26,168,192)	$(12,712,855)

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Revenues. For the six-month period ended June 30, 2012 we had $73.1 million of revenue of which approximately 89.3% was generated from hydraulic fracturing services, 7.9% from coil tubing services and 2.8% from other pressure pumping services. Compared to the $1.1 million of revenue in the six-month period ended June 30, 2011, of which approximately 72.6% and 27.4% was generated from coil tubing services and other pressure pumping services, respectively, we substantially increased our revenue during the current year period due primarily to hydraulic fracturing services that we commenced during the third quarter of 2011.

Cost of Services. Our cost of services, excluding depreciation, for the six-month period ended June 30, 2012 was approximately $65.2 million, which was primarily related to costs of materials, labor, spare parts and fuel used in hydraulic fracturing, coil tubing and other pressure pumping services, as compared to $1.5 million for the same period in the prior year. The significant increase in cost of services of $63.8 million was the result of commencing hydraulic fracturing services during the third quarter of 2011, as well as a full six-month period of operations in 2012 as compared to approximately four months of operations in the 2011 period.

Depreciation. Our depreciation expense for the six-month period ended June 30, 2012 was approximately $10.3 million, an increase of $9.0 million over the comparable prior year period, primarily related to the addition of significant new hydraulic fracturing and coil tubing equipment acquired during the second half of 2011 and early 2012. Our depreciation expense for the six-month period ended June 30, 2011 was approximately $1.3 million due to our then early stage of operations.

General and administrative expense. General and administrative expenses were $8.9 million for the six-month period ended June 30, 2012 and were comprised primarily of professional fees for legal and accounting services, payroll related costs, including share-based compensation expense, and insurance expense. The increase of $3.2 million over the comparable period of the prior year was primarily due to the write-off of previously deferred costs associated with our contemplated equity offering which has been suspended totaling $2.3 million during the second quarter of 2012.

Interest expense, net. Interest expense, net of $14.7 million for the six-month period ended June 30, 2012 was primarily attributable to our 14.25% Senior Notes. The increase of $9.3 million over the comparable period of the prior year was primarily due to incurring a full six months of interest expense on both of the Original and Additional Senior Notes for the six-months ended June 30, 2012 as compared to only four months of interest expense on the Original Senior Notes during the six-months ended June 30, 2011.

Income Tax Benefit (Expense). Our income tax expense for the six-month period ended June 30, 2012 of $15,868 relates to state taxes for Platinum offset by the benefit we recognized on the operating loss of our consolidated variable interest entity. Our effective income tax rate for the 2012 and 2011 periods was approximately 0.1% and 0.8%, respectively, due to the valuation allowance established against our loss carryforwards.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements other than as disclosed in Note 13 of our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been the net proceeds received from our debt and equity offerings completed in March 2011, September 2011, and March 2012, as well as borrowings under our revolving lines of credit and cash flows from operations. Our primary uses of capital have been the acquisition of equipment and general administrative expenses. We monitor potential capital sources, including equity and debt financings, in order to meet our liquidity requirements and planned capital expenditures.

The successful execution of our growth strategy depends on, among other things, an increase in market demand for our services, our ability to obtain additional hydraulic fracturing services contracts as well as coiled tubing and other pressure pumping jobs, and our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets to meet such market demand. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

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

Sources and Uses of Cash

Net cash used in operating activities was $2.0 million during the six months ended June 30, 2012, primarily attributable to our net loss of $26.2 million during the first six-months of 2012 offset by changes in our working capital of $9.1 million, depreciation expense of $10.3 million and approximately $4.7 million of non-cash expenses. Net cash used in operating activities was $5.6 million during the six months ended June 30, 2011, primarily attributable to our net loss of $12.7 million during the 2011 period offset by changes in our working capital of $4.4 million and approximately $2.7 million of non-cash expenses.

Net cash used in investing activities was $5.4 million during the six months ended June 30, 2012, of which $10.3 million was attributable to our purchases of and deposits on property and equipment, offset by $4.9 million proceeds from sales of our investment securities. Net cash used in investing activities was $54.5 million during the six months ended June 30, 2011, primarily attributable to our purchase of and deposits on property and equipment of $51.4 million and $5.7 million purchase of investment securities, offset by $2.5 million proceeds from sale of investment securities.

Net cash provided by financing activities was $9.0 million during the six months ended June 30, 2012, primarily related to the proceeds of $13.5 million received from our March 2012 stock offering, offset by the $4.0 million repayment of our Morgan Stanley Facility and $0.5 million payment of equity offering costs primarily related to our planned initial public offering. Net cash provided by financing activities was $120.6 million during the six months ended June 30, 2011, primarily attributable to net proceeds from issuance of the Original Senior Notes and preferred stock of approximately $132.4 million, offset by payments of debt issuance costs of $11.1 million.

The Company had a net increase in cash and cash equivalents of $1.7 million and $60.5 million during the six months ended June 30, 2012 and 2011, respectively. The Company had cash and cash equivalents of $11.8 million and $10.2 million as of June 30, 2012 and December 31, 2011, respectively.

Assets and Liabilities

Total assets were $254.6 million as of June 30, 2012, which is an increase of $15.5 million when compared to the total assets of $239.0 million as of December 31, 2011. The increase is primarily attributable to the addition of $9.5 million in hydraulic fracturing equipment, net of depreciation, during the first six months of 2012.

Total liabilities were $278.5 million as of June 30, 2012, which is an increase of $27.9 million when compared to December 31, 2011. The increase is primarily attributable to a $18.6 million increase in trade accounts payables and an increase of approximately $18.9 million related to capital additions, offset by a repayment of $4.0 million on our line of credit balance, and a $6.1 million reduction in deferred revenue in connection with our delivery of certain hydraulic fracturing services during the first six months of 2012.

Total stockholders’ deficit attributable to the Company was $24.0 million as of June 30, 2012, which is an increase of $12.3 million when compared to the $11.6 million deficit as of December 31, 2011.  The net increase is primarily due to the net loss incurred during the first six months of 2012 of $26.0 million, offset by the completion of March 30, 2012 stock offering of $13.5 million.

Debt and Contractual Obligations

Our total debt, including current maturity, as of June 30, 2012 and December 31, 2011 was $183.3 million and $186.6 million, respectively. For additional information about our contractual obligations, see Notes 7 and 14 of the notes to our consolidated financial statements included in Part II, Item 8 of our special report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there were no material changes to the disclosures regarding our contractual obligations made in the special report, except as disclosed herein.

For the covenant compliance period ended June 30, 2012, the Company's Leverage Ratio (as defined in the Credit Agreement) exceeded the maximum level allowed under the Credit Agreement. An Event of Default under the Credit Agreement (as defined therein) would occur, absent a waiver of the covenant violation by JPMorgan, upon expiration of a 30 day cure period commencing on the date written notice of default is provided to the Company by JPMorgan. As of the date hereof, no such notice had been given and no Event of Default has occurred. Upon expiration of the cure period and occurrence of an Event of Default, JPMorgan may, at its option and upon additional notice to the Company, accelerate the due date of the Note issued by the Company in in respect of the Credit Agreement and the outstanding balance would become due and payable immediately. On August 16, 2012, the Company and JPMorgan entered into a Waiver Agreement to the Credit Agreement (the “Waiver”) under which JPMorgan waived the Company's non-compliance with the Leverage Ratio covenant for the period ending June 30, 2012 and any event of default caused by such non-compliance. The amount outstanding under the Note at June 30, 2012 was $15.0 million.

Under the terms of the Indenture for our Senior Notes, an Event of Default (as defined in the Indenture) would occur if a default under the Credit Agreement resulted in the acceleration of indebtedness in excess of $5.0 million. If an Event of Default occurred under the Indenture and is continuing, the Trustee (as defined in the Indenture) or the holders of at least 25.0% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately. As a result of the Credit Agreement Waiver, no Event of Default has or will occur as a result of the Company's non-compliance with the Leverage Ratio covenant as of June 30, 2012. The balance of our Senior Notes at June 30, 2012, net of the unamortized discount, totaled $168.3 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), were effective as of June 30, 2012.

During the second quarter of 2012, the following changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: i) supplemental training was provided to the financial reporting personnel responsible for the preparation of our cash flow statement, ii) a process to compile the quarterly cash payments for capital expenditures and the changes in accounts payable attributable to capital additions was implemented to improve the effectiveness of the compilation of our statement of cash flows, and iii) a periodical reconciliation control was added to enhance our monitoring controls and further mitigate detection risk related to the preparation of our statement of cash flows.

As previously reported, management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012 due to the existence of a material weakness in our internal control over financial reporting pertaining to the preparation and review of our statement of cash flows. Management believes that the changes in our internal control over financial reporting noted above have remediated the previously reported material weakness.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2012, the Company issued and sold 2,700,000 shares of common stock, at $5.00 per share for a total of $13,500,000, to certain investors and current stockholders of the Company, including Clearlake Capital Group (“CCG”) and Mr. Charles L. Moncla, Jr., the Company’s Chairman of the Board and Chief Executive Officer. The common stock is immediately exchangeable into convertible preferred stock of the Company upon approval of the issuance and terms of such convertible preferred stock by the stockholders of the Company at a duly called meeting. As consideration for CCG’s and Mr. Moncla’s agreement to purchase any unpurchased common stock in this offering, the Company agreed to issue at closing 518,984 warrants to CCG and Mr. Moncla, with each of them receiving a pro rata portion of the warrants in proportion to their existing ownership of common stock of the Company. Each warrant is convertible into one share of common stock, has an exercise price of $3.00 per share and a 10-year term. In addition, other investors received at closing a pro rata portion of 518,984 warrants in proportion to the investment amount purchased by such investor to the total amount purchased by all investors. Each such warrant is convertible into one share of common stock of the Company, has an exercise price of $3.00 per share and a 10-year term.

In May 2012, the Company issued 12,388 shares of Series B Preferred Stock in exchange for 2,477,600 shares of common stock sold in the March 30, 2012 transaction discussed above.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Document
10.1*	Amended and Restated Stockholders Agreement dated as of May 9, 2012 by and among the Company, holders of the Company's Series A Preferred Stock and holders of the Company's Series B Preferred Stock.
10.2*	First Amendment, dated May 11, 2012, to the Credit Agreement dated December 28, 2011 by and among JPMorgan Chase Bank, N.A., the Company and Platinum Pressure Pumping, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM ENERGY SOLUTIONS, INC.

Date:	August 17, 2012	By:	/s/ L. CHARLES MONCLA, JR.
L. Charles Moncla, Jr.
Chairman and Chief Executive Officer

Date:	August 17, 2012	By:	/s/ J. CLARKE LEGLER, II
J. Clarke Legler, II
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Amended and Restated Stockholders Agreement dated as of May 9, 2012 by and among the Company, holders of the Company's Series A Preferred Stock and holders of the Company's Series B Preferred Stock.
10.2*	First Amendment, dated May 11, 2012, to the Credit Agreement dated December 28, 2011 by and among JPMorgan Chase Bank, N.A., the Company and Platinum Pressure Pumping, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.