Form 10-Q
period 2012-09-30
PLATINUM ENERGY SOLUTIONS, INC.
filed 2012-11-16
CIK 1503636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ___________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2012
Commission File Number: 333-176566
________________

PLATINUM ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
________________

Nevada	27-3401355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Loop South, Suite 1400
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
Yes ☐ No ☒
As of November 10, 2012, the issuer had 16,347,962 shares of common stock, $0.001 par value, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

•	concentration of our customer base and fulfillment of existing customer contracts;

•	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

•	our ability to maintain pricing and obtain contracts;

•	the cyclical nature of the oil and natural gas industry;

•	deterioration of the credit markets;

•	delays in obtaining required permits;

•	our ability to raise additional capital to fund future capital expenditures;

•	increased vulnerability to adverse economic conditions due to indebtedness;

•	competition within the oil and natural gas industry;

•	asset impairment and other charges;

•	the potential for excess capacity in the oil and natural gas industry;

•	our limited operating history on which investors will evaluate our business and prospects;

•	our identifying, making and integrating acquisitions;

•	our ability to obtain raw materials and specialized equipment;

•	technological developments or enhancements;

•	loss of key executives;

•	management control over stockholder voting;

•	the ability to employ skilled and qualified workers;

•	work stoppages and other labor matters;

•	hazards inherent to the oil and natural gas industry;

•	inadequacy of insurance coverage for certain losses or liabilities;

•	regulations affecting the oil and natural gas industry;

•	federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;

•	future legislative and regulatory developments;

•	changes in trucking regulations; and

•	effects of climate change.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,287,100	$10,153,313
Available for sale investment securities	—	4,951,361
Accounts receivable, net of allowance for doubtful accounts of $477,019	16,387,393	29,429,194
Inventory	5,795,941	5,272,073
Prepayments and other current assets	19,399,060	7,563,820
Deferred tax asset	191,762	191,762
Total current assets	56,061,256	57,561,523
Property and equipment, net	171,640,653	165,297,477
Other assets	12,038,869	16,176,743
TOTAL ASSETS	$239,740,778	$239,035,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$15,000,000	$18,958,512
Accounts payable—Trade	37,941,888	10,837,406
Accounts payable—Capital expenditures	18,205,973	8,114,960
Accrued expenses	18,601,129	19,265,030
Deferred revenue	6,000,000	9,627,129
Amounts due to affiliates	—	—
Deferred tax liabilities	—	—
Total Current Liabilities	95,748,990	66,803,037
Long-term debt	168,688,727	167,689,860
Amounts due to affiliates	9,086,749	11,105,056
Deferred revenue	—	3,500,000
Deferred tax liabilities	1,323,408	1,562,942
TOTAL LIABILITIES	$274,847,874	$250,660,895
STOCKHOLDERS’ DEFICIT
Preferred stock Series A, $0.001 par value; authorized 20,000 shares;
20,000 and 20,000 shares issued and outstanding, respectively	$20	$20
Preferred stock Series B, $0.001 par value; authorized 13,500 shares;
13,500 and zero shares issued and outstanding, respectively	14	—
Common stock, $0.001 par value; authorized 99,996,000;
16,347,962 and 15,535,229 shares issued and outstanding, respectively	16,348	15,535
Additional paid in capital	39,416,893	25,240,012
Accumulated other comprehensive income	—	35,434
Accumulated deficit	(77,151,966)	(39,782,294)
Total stockholders’ deficit	(37,718,691)	(14,491,293)
Noncontrolling interest	2,611,595	2,866,141
Total Platinum stockholders’ deficit	(35,107,096)	(11,625,152)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239,740,778	$239,035,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Revenue	$36,623,590	$8,774,270
Cost of services	(32,985,129)	(8,588,352)
Depreciation	(5,233,859)	(2,445,874)
General and administrative expense	(2,434,488)	(3,757,713)
Loss on disposal of assets	(189,290)	—
Loss from operations	$(4,219,176)	$(6,017,669)
Interest expense, net	(7,492,252)	(5,042,544)
Loss before income tax	$(11,711,428)	$(11,060,213)
Income tax benefit	255,402	114,190
Net loss	$(11,456,026)	$(10,946,023)
Loss attributable to noncontrolling interests	(95,072)	(137,461)
Net loss attributable to Platinum	$(11,360,954)	$(10,808,562)

Earnings Per Share:
Net loss attributable to Platinum - Basic and diluted	$(0.73)	$(0.78)

Weighted average shares - Basic and diluted	15,797,110	13,788,769

Other comprehensive loss, before tax:
Unrealized loss on investment securities, before tax	—	18,495
Income tax benefit related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	—	18,495
Comprehensive loss, net of tax	(11,456,026)	(10,927,528)
Less: comprehensive loss attributable to the noncontrolling interest	$(95,072)	$(137,461)
Comprehensive loss attributable to Platinum	$(11,360,954)	$(10,790,067)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Revenue	$109,695,531	$9,878,200
Cost of services	(98,230,892)	(10,076,320)
Depreciation	(15,568,004)	(3,792,921)
General and administrative expense	(11,333,987)	(8,379,305)
Loss on disposal of assets	(189,290)	—
Loss from operations	$(15,626,642)	$(12,370,346)
Interest expense, net	(22,237,110)	(11,511,497)
Loss before income tax	$(37,863,752)	$(23,881,843)
Income tax benefit	239,534	222,965
Net loss	$(37,624,218)	$(23,658,878)
Loss attributable to noncontrolling interests	(254,546)	(267,147)
Net loss attributable to Platinum	$(37,369,672)	$(23,391,731)

Earnings Per Share:
Net loss attributable to Platinum - Basic and diluted	$(2.51)	$(2.15)

Weighted average shares - Basic and diluted	14,968,786	10,883,496

Other comprehensive loss, before tax:
Unrealized loss on investment securities, before tax	(35,434)	7,891
Income tax benefit related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	(35,434)	7,891
Comprehensive loss, net of tax	(37,659,652)	(23,650,987)
Less: comprehensive loss attributable to the noncontrolling interest	$(254,546)	$(267,147)
Comprehensive loss attributable to Platinum	$(37,405,106)	$(23,383,840)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,624,218)	$(23,658,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,568,004	3,792,921
Amortization of debt issuance cost and debt discount	3,260,332	2,030,227
Loss on disposal of assets	189,290	—
Deferred income taxes	(239,534)	(222,965)
Stock-based compensation	782,281	623,387
Write off of deferred equity offering cost	2,273,805	—
Changes in assets and liabilities	20,104,165	2,266,559
Net cash provided by (used in) operating activities	4,314,125	(15,168,749)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(5,654,717)
Sale of investment securities	4,915,927	2,753,177
Purchase of and deposits for property and equipment	(11,820,166)	(95,553,267)
Other	133,608	6,986
Net cash used in investing activities	(6,770,631)	(98,447,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes	—	159,928,600
Proceeds from issuance of preferred stock	—	20,000,000
Proceeds from issuance of common stock	13,530,569	—
Payments of debt issuance cost	—	(14,211,330)
Release of restricted cash	—	6,637,493
Repayment of line of credit	(3,958,512)	(6,746,889)
Payment of equity offering costs	(531,004)	(732,267)
Contribution from noncontrolling interests, net	—	215,600
Payments of financed insurance arrangements	(2,450,760)	—
Net cash provided by financing activities	6,590,293	165,091,207

Net increase in cash and cash equivalents	4,133,787	51,474,637
Cash and cash equivalents—Beginning	10,153,313	1,431,595
Cash and cash equivalents—Ending	$14,287,100	$52,906,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,084,639	$69,375
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Increase in property and equipment in accounts payable	$10,091,014	$306,822
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Return of restricted cash to a customer	$—	$10,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT Nine Months Ended September 30, 2012 (Unaudited)

	Preferred Stock		Preferred Stock								Total Platinum
	Series A		Series B		Common Stock				Accumulated		Stockholders'
	Shares	Par	Shares	Par	Shares	Par	APIC	AOCI	Deficit	NCI	Deficit
Balance at December 31, 2011	20,000	$20	—	$—	15,535,229	$15,535	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)
Issuance of stock awards and stock-based compensation amortization	—	$—	—	$—	201,347	$201	$654,229	$—	$—	$—	$654,430
Issuance of stock options and stock-based compensation amortization	—	—	—	—	—	—	127,851	—	—	—	127,851
Issuance of common stock	—	—	—	—	2,700,000	2,700	13,362,157	—	—	—	13,364,857
Issuance of preferred stock in exchange for common stock	—	—	13,500	14	(2,700,000)	(2,700)	2,686	—	—	—	—
Issuance of common stock from exercise of warrants	—	—	—	—	611,386	612	29,958	—	—	—	30,570
Unrealized loss on investment securities	—	—	—	—	—	—	—	(35,434)	—	—	(35,434)
Net loss	—	—	—	—	—	—	—	—	(37,369,672)	(254,546)	(37,624,218)
Balance at September 30, 2012	20,000	$20	13,500	$14	16,347,962	$16,348	$39,416,893	$—	$(77,151,966)	$2,611,595	$(35,107,096)

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to the consolidation of our variable interest entity (“VIE”), the assessment of our property and equipment regarding useful lives, depreciation and impairment, the valuation of our equity grants made to employees and non-employees (directors and certain vendors), and the realizability of deferred tax assets. Actual results could differ from those estimates as new events occur, additional information is obtained and the Company’s operating environment changes.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets
September 30, 2012			(Level 1)
Investment securities	$—	$—	$—
December 31, 2011
Investment securities	$4,951,361	$4,951,361	$4,951,361

In February 2012, we liquidated our investment securities.

The carrying amounts of our financial instruments, consisting of cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and our line of credit, approximate their fair values due to their relatively short maturities.

NOTE 3— INVENTORY

Inventory consisted of the following:

	September 30, 2012	December 31, 2011
Sand	$3,986,493	$3,439,221
Consumable spare parts	1,183,877	1,416,157
Chemicals	625,571	416,695
Total inventory	$5,795,941	$5,272,073

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Furniture and fixtures	$551,225	$529,239
Vehicles	22,009,076	20,806,245
Equipment	159,342,570	148,448,720
Leasehold improvements	1,720,336	151,289
Construction in progress	10,508,182	3,478,995
	194,131,389	173,414,488
Accumulated depreciation	(22,490,736)	(8,117,011)
Property and equipment, net	$171,640,653	$165,297,477

As of September 30, 2012 and December 31, 2011, property and equipment includes $13.0 million and $20.7 million, respectively, of deposits on equipment not yet delivered to the company.

NOTE 5—DEFERRED REVENUE

During 2010, we received a total of $20.0 million in advances under the terms of two separate customer contracts related to multi-year well services contracts. The agreement with one customer stipulates $10.0 million be placed into an escrow account in the name of the Company to be used to offset future billings made to that customer as services are delivered. In March 2011, the $10.0 million was returned to that customer. There were no restrictions on the use of the $10.0 million received from the other customer. In December 2011, we received an additional $6.9 million advance under the other customer contract and there were no restrictions on the use of the additional $6.9 million. As of September 30, 2012, the short-term and long-term balances of these advances were $6.0 million and $0.0 million, respectively. As of December 31, 2011, the short-term and long-term balances of these advances were $9.6 million and $3.5 million, respectively. These balances are included in deferred revenue in the accompanying consolidated balance sheets, which is earned per the terms of the customer contract as services are delivered. During the three and nine months ended September 30, 2012, $1.0 million and $7.1 million of these advances were earned and are included in revenue.

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

We have used the proceeds of our drawings under the Morgan Stanley Facility to pay for certain costs relating to the manufacture of our new fracturing fleets and for our general liquidity purposes. As of December 31, 2011, there was approximately $4.0 million outstanding under the Morgan Stanley Facility. In February 2012, we sold the investment securities and repaid the outstanding balance under the Morgan Stanley Facility. The average interest rate as of September 30, 2012 for the three and nine months periods ending September 30, 2012 was approximately 0.00% and 0.75%, respectively. There was no outstanding balance and no availability under the Morgan Stanley Facility as of September 30, 2012.

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

Unamortized debt issuance costs associated with the Original Senior Notes were $7.5 million and $9.2 million as of September 30, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Original Senior Notes using the effective interest method.

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

The Additional Senior Notes were issued at a discount such that the cash received was equal to approximately 95% of the principal amount of the Additional Senior Notes. Accordingly, we recognized a $2.5 million discount on the Additional Senior Notes that is being amortized over the life of the Additional Senior Notes using the effective interest method. Unamortized debt issuance costs associated with the Additional Senior Notes were $2.4 million and $2.9 million as of September 30, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Additional Senior Notes using the effective interest method.

The balance of our Senior Notes at September 30, 2012 and December 31, 2011, net of the unamortized discount, totaled $168.7 million and $167.7 million, respectively. As of September 30, 2012 and December 31, 2011, the fair value of our Senior Notes was $116.8 million and $174.8 million, respectively, based on quoted market prices, including the $8.1 million paid-in-kind interest capitalized on September 1, 2011.

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

The interest rate applicable to the Credit Agreement is, at our option, either LIBOR plus a margin ranging from 2.25% to 3.50% (depending on our total leverage ratio) or, the JPMorgan prime rate, called “CBFR”, plus a margin ranging from 1.00% to 2.50% (depending upon such total leverage ratio). The CBFR rate is the higher of (i) the interest rate publicly announced by JPMorgan as its prime rate and (ii) the adjusted LIBOR rate as calculated by JPMorgan. We will pay a non-use fee of 0.25% on the daily average undrawn portion of the commitment under the Credit Agreement. The average interest rate for the three and nine months ended September 30, 2012 was approximately and 3.07% and 3.03% respectively.

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

For the covenant compliance period ended September 30, 2012 , the Company's Leverage Ratio (as defined in the Credit Agreement) exceeded the maximum level allowed under the Credit Agreement and the Company's Fixed Charge Coverage Ratio (as defined in the Credit Agreement) was less than the minimum level required under the Credit Agreement. Additionally, the Company's Minimum Average Daily Cash Position (as defined in the Credit Agreement) was less than the level required for the month ending September 30, 2012. An event of default under the Credit Agreement (as defined therein) would occur, absent a waiver of the covenant violations by JPMorgan, upon expiration of a 30 day cure period commencing on the date written notice of default is provided to the Company by JPMorgan. The amount outstanding under the Note at September 30, 2012 was $15.0 million.

As of the date hereof, no such notice had been given and no event of default has occurred. Upon expiration of the cure period and occurrence of an event of default, JPMorgan may, at its option and upon additional notice to the Company, accelerate the due date of the Note issued by the Company in respect of the Credit Agreement and the outstanding balance would become due and payable immediately. On November 9, 2012, JPMorgan issued a waiver ("Credit Agreement Waiver") for the Company's non-compliance with (i) the Leverage Ratio covenant and the Fixed Charge Coverage Ratio Covenant for the quarter ending September 30, 2012 and any event of default caused by such non-compliance, (ii) the Minimum Average Daily Cash Position for the month ending September 30, 2012 and any event of default caused by such non-compliance. Additionally, JPMorgan eliminated the "clean up" requirement for the calendar year 2012 and any event of default caused by such non-compliance.

Under the terms of the Indenture for our Senior Notes, an event of default (as defined in the Indenture) would occur if a default under the Credit Agreement resulted in the acceleration of indebtedness in excess of $5.0 million. If an event of default occurred under the Indenture and is continuing, the Trustee (as defined in the Indenture) or the holders of at least 25.0% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately. As a result of the Credit Agreement Waiver, no Event of Default has or will occur as a result of the Company's non-compliance with the Leverage Ratio covenant as of September 30, 2012. The balance of our Senior Notes at September 30, 2012, net of the unamortized discount, totaled $168.7 million.

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

Series B Preferred Stock

On March 30, 2012, we issued 2,700,000 shares of common stock, that are immediately exchangeable into 13,500 shares of Series B Preferred Stock upon approval of the issuance of the preferred stock by the stockholders of the Company, for $13.5 million. The Series B Preferred Stock is convertible to common stock at a ratio of 200 to 1 and is entitled to dividends of 5% per annum of the purchase price per share, payable either in cash or stock on a quarterly basis. The Series B Preferred Stock is redeemable upon the Company’s completion of an initial public offering at a redemption price equal to or more than the original purchase price. The purchasers of the Series B preferred stock also received 1,037,968 warrants, each convertible into one share of common stock at an exercise price of $3.00 per share. We allocated $1,620,000 of the proceeds to the warrants, which was recorded as additional paid-in capital, based on the relative fair values of the stock and the warrants at the time of issuance of the securities. On April 30, 2012, the Series B Preferred Stock were approved for issuance. As of September 30, 2012, a total of 2,700,000 shares of the common stock had been exchanged for 13,500 shares of Series B Preferred Stock. Dividends in arrears related to the Series B Preferred Stock totaled approximately $165,071 and $242,496, as of and for the quarter and year-to-date period ending September 30, 2012, respectively.

NOTE 8—STOCK AWARD PLAN

Overview

In exchange for services provided, we have issued restricted and unrestricted stock and stock options to employees and non-employees under the 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). We reserved 1,044,817 shares of common stock (or options to purchase common stock) under the 2010 Plan for future issuances, of which 65,011 shares remained available for issuance as of September 30, 2012. The awards typically have a ten-year life and a four-year vesting period.

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

During the three months ended September 30, 2012, the Company granted no restricted stocks and stock options.

Stock-based compensation expense

The stock-based compensation expense related to all our unvested awards (both restricted stock awards and stock option awards) described above was approximately $0.2 million and $0.7 million, respectively, for the three and nine-month periods ended September 30, 2012 and approximately $0.2 million and $0.6 million, respectively, for the three and nine-month periods ended September 30, 2011 and was primarily included in general and administrative expenses. The remaining unrecognized stock-based compensation expense as of September 30, 2012 of approximately $1.9 million will be recognized over the average remaining vesting period of approximately 2.5 years.

NOTE 9—EARNINGS PER SHARE

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share for the three-month periods ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)
Net loss attributable to Platinum—basic and diluted	$(11,360,954)	$(10,808,562)
Less: Dividends in arrears attributable to Series B Preferred Stock	(165,071)	—
Net loss attributable to common stock—basic and diluted	$(11,526,025)	$(10,808,562)

Weighted average shares of common stock outstanding—basic and diluted	15,797,110	13,788,769
Net loss per share:
Basic and Diluted	$(0.73)	$(0.78)

The calculation of weighted average shares of common stock outstanding—diluted for the three months ended September 30, 2012 excludes 6.6 million shares of outstanding restricted stock, stock option awards and convertible warrants because their effect was anti-dilutive. The calculation of weighted average shares of common stock outstanding—diluted for the three months ended September 30, 2011, excludes 4.6 million shares of outstanding restricted stock awards because their effect was anti-dilutive.

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)
Net loss attributable to Platinum—basic and diluted	$(37,369,672)	$(23,391,731)
Less: Dividends in arrears attributable to Series B Preferred Stock	(242,496)	—
Net loss attributable to common stock—basic and diluted	$(37,612,168)	$(23,391,731)

Weighted average shares of common stock outstanding—basic and diluted	14,968,786	10,883,496
Net loss per share:
Basic and Diluted	$(2.51)	$(2.15)

The calculation of weighted average shares of common stock outstanding—diluted for the nine months ended September 30, 2012 excludes 6.1 million shares of outstanding restricted stock, stock option awards, Series B Preferred Stock and convertible warrants because their effect was anti-dilutive. The calculation of weighted average shares of common stock outstanding—diluted for the nine months ended September 30, 2011, excludes 3.5 million shares of outstanding restricted stock awards because their effect was anti-dilutive.

NOTE 10—INCOME TAXES

The consolidated effective tax rate of approximately 2.2% and 1.0% for the three month periods ended September 30, 2012 and 2011, respectively, and 0.6% and 0.9% for the nine month periods ended September 30, 2012 and 2011, respectively, is lower than the federal statutory rate as the majority of our income tax benefits were not recognized. This is because we are not able to conclude that it is more likely than not that we will be able to use these loss carryforwards and, as such, have provided a corresponding valuation allowance. For the nine months ended September 30, 2012, our net income tax benefit of $239,534 is comprised of an income tax benefit of $239,534 related to the losses of our consolidated VIE, which files a separate tax return.

NOTE 11—VARIABLE INTEREST ENTITY

We account for variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810, Consolidation. On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. (“WSB”) and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC. (“CT”) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). Due to a protective right included in the lease agreement that enables the sole shareholder of the WSB Business to sell to us the assets subject to the lease purchase agreement upon the occurrence of certain events, we determined that PP, CT and MWST are variable interest entities. We further determined that we are the primary beneficiary of PP, CT and MWST because the lease provides us with full control of all of the operating assets of PP, CT and MWST. As of September 30, 2012, the combined financials statements of PP, CT and MWST had $13.1 million in total assets and $10.5 million in total liabilities.

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

During December 2010, the Company entered into an overhead allocation agreement with Layton Corporation, a company owned and controlled by one of the Company’s ex-directors, covering the Company’s office space at 2100 West Loop South, 16th Floor, Houston, Texas. This agreement provides for the shared space and other office services provided by Layton Corporation and the Company will pay $30,000 per month for these services over two years. This agreement was terminated on September 5, 2012. On August 16, 2012, the Company then entered into a new lease agreement with a third-party company (Moody National 2100 WLS Houston L.L.C.,) to lease the Company’s office space at 2100 West Loop South, 14th Floor, Houston, Texas.
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

The amounts due to affiliates are unsecured, interest free and has no fixed term of repayment. The calculation of amounts due to affiliates, non-current, is as follows:

Balance as of December 31, 2011	$11,105,056
Lease payments to the WSB Business	(1,890,000)
Other, net	(128,307)
Balance as of September 30, 2012	$9,086,749

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

We have operating lease commitments expiring at various dates, principally for office space, real estate, railcars, and vehicles. Rental expense relating to operating leases was $2.1 million and $5.7 million during the three and nine months ended September 30, 2012, respectively, and $0.3 million and $0.6 million during the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, future minimum rental payments related to noncancellable operating leases were as follows: 2012—$2.9 million, 2013—$3.3 million, 2014—$2.3 million, 2015—$2.3 million, 2016—$2.1 million, thereafter—$2.6 million , and in the aggregate—$15.5 million.
We have a commitment to purchase 100,000 gallons of guar gum per month, a necessary input for our hydraulic fracturing services, at prevailing market prices, commencing in September 2011. The agreement expired in August 2012 not extended.

We had a commitment to purchase 150,000 tons of sand per year from one supplier, a necessary input for our hydraulic fracturing services, with the option to increase it to 300,000 tons per year. The agreement commenced in July 2011 and expired in July 2012.
We have a commitment to purchase 10,000 tons of sand per month from another supplier. The agreement commenced in October 2011 and expires in September 2013, unless extended, by mutual agreement, for additional six-month terms.
We have commitments with third parties for the purchase of well services equipment for our third hydraulic fracturing fleet. The total purchase commitment as of September 30, 2012 was approximately $34 million, payable in increments due before each piece of equipment is delivered. The Company made payments during 2011 of $25.8 million toward such commitments.

We have commitments for the purchase of well services equipment for fourth and fifth hydraulic fracturing fleets with two third-party vendors. The purchase commitments as of September 30, 2012 were approximately $33.1 million and $32.7 million, respectively, payable in increments due before each piece of equipment is delivered. The Company made cash deposits during 2011 of $9.2 million and $4.1 million, respectively, toward such commitments.

As of September 30, 2012 and December 31, 2011, Accounts payable—Capital expenditures in the Company's consolidated balance sheet includes approximately $18.2 million and $8.1 million, respectively, related to equipment purchase commitments.

Our original business plan contemplated, among other things, the acquisition of up to five high-specification hydraulic fracturing fleets. The acquisition of equipment for additional fleets would require significant capital. In connection with our original business plan we submitted various purchase orders to vendors for additional equipment, but later informed them that, in light of current market conditions and the postponement of our initial public offering, we did not require the equipment in the time frame contemplated in the original orders. We have worked with each vendor to defer these purchases until such time that market demand requires the additional equipment. There are no specific dates at which we must make such purchases. We have not incurred any penalties related to the deferrals and we continue to believe that the deposits we have made in connection with the purchase orders are recoverable. Our ability to purchase additional equipment to continue to expand our existing fleets, and the timing of any such acquisitions, is impacted by the market demand for our services and could have a material impact on our operations. Any additional equipment purchases by the company would be contingent on raising additional capital.

In the normal course of business, the Company is subject to various taxes in the jurisdictions in which it operates. The determination of whether or not certain transactions are taxable requires management to make judgments based on interpretation of applicable tax rules. The Company’s consolidated balance sheet includes, in Accrued expenses, an accrual for certain non-income tax exposures in the amount of $6.1 million as of September 30, 2012.

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

Summarized financial information concerning our segments for the three-month periods ending September 30, 2012 and 2011, respectively, is shown in the following tables:

Three Months Ended	Hydraulic Fracturing	Coiled Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
September 30, 2012
Revenues	$34,348,032	$427,221	$1,848,337	$—	$36,623,590
Cost of services	(29,275,860)	(919,769)	(1,279,853)	(1,509,647)	(32,985,129)
Gross profit (loss)(1)	5,072,172	(492,548)	568,484	(1,509,647)	3,638,461
Depreciation	(3,582,458)	(1,044,204)	(566,985)	(40,212)	(5,233,859)
General and administrative expense	—	—	—	(2,434,488)	(2,434,488)
Loss on disposal of assets	(313,374)	—	—	124,084	(189,290)
Operating income (loss)	$1,176,340	$(1,536,752)	$1,499	$(3,860,263)	$(4,219,176)
Capital expenditures, including equipment deposits	1,400,000	—	100,502	—	1,500,502

Three Months Ended	Hydraulic Fracturing	Coiled Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
September 30, 2011
Revenues	$7,472,246	$1,083,543	$218,481	$—	$8,774,270
Cost of services	(7,051,714)	(1,110,902)	(425,736)	—	(8,588,352)
Gross profit (loss)(1)	420,532	(27,359)	(207,255)	—	185,918
Depreciation	(1,416,575)	(727,249)	(302,050)	—	(2,445,874)
General and administrative expense	—	—	—	(3,757,713)	(3,757,713)
Operating income (loss)	$(996,043)	$(754,608)	$(509,305)	$(3,757,713)	$(6,017,669)
Capital expenditures, including equipment deposits	42,911,729	1,522,994	71,000	—	44,505,723
___________________

(1)	Gross Profit represents Revenues minus Costs of services.
(2) “Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations.
Excluding the $2.4 million and $3.8 million in corporate general and administrative expenses for the three-month periods ended September 30, 2012 and 2011, respectively, total operating segments’ loss for such periods would have been $1.8 million and $2.3 million, respectively.

Summarized financial information concerning our segments for the nine-month periods ending September 30, 2012 and 2011, respectively, is shown in the following tables:

Nine Months Ended	Hydraulic Fracturing	Coiled Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
September 30, 2012
Revenues	$99,591,232	$6,187,928	$3,916,371	$—	$109,695,531
Cost of services	(84,170,839)	(6,220,156)	(3,231,302)	(4,608,595)	(98,230,892)
Gross profit (loss)(1)	15,420,393	(32,228)	685,069	(4,608,595)	11,464,639
Depreciation	(10,770,582)	(3,222,193)	(1,462,278)	(112,951)	(15,568,004)
General and administrative expense	—	—	—	(11,333,987)	(11,333,987)
Loss on disposal of assets	(313,374)	—	—	124,084	(189,290)
Operating income (loss)	$4,336,437	$(3,254,421)	$(777,209)	$(15,931,449)	$(15,626,642)
Capital expenditures, including equipment deposits	11,710,726	8,938	100,502	—	11,820,166

Nine Months Ended	Hydraulic Fracturing	Coiled Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
September 30, 2011
Revenues	$7,472,246	$1,884,866	$521,088	$—	$9,878,200
Cost of services	(7,199,386)	(2,252,388)	(624,546)	—	(10,076,320)
Gross profit (loss)(1)	272,860	(367,522)	(103,458)	—	(198,120)
Depreciation	(1,526,482)	(1,603,175)	(663,264)	—	(3,792,921)
General and administrative expense	—	—	—	(8,379,305)	(8,379,305)
Operating income (loss)	$(1,253,622)	$(1,970,697)	$(766,722)	$(8,379,305)	$(12,370,346)
Capital expenditures, including equipment deposits	88,347,821	7,370,268	142,000	—	95,860,089

_________________

(1)	Gross Profit represents Revenues minus Costs of services.

(2)
“Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations. Excluding the $11.3 million and $8.4 million in corporate general and administrative expenses for the nine-month periods ended September 30, 2012 and 2011, respectively, total operating segments’ loss for such periods would have been $4.3 million and $4.0 million, respectively.

The total assets per segment were as follows as of:

	Hydraulic Fracturing	Coiled Tubing	Other Pressure Pumping	Corporate and Other(2)	Consolidated
September 30, 2012	$196,823,502	$26,631,407	$11,000,567	$5,285,302	$239,740,778
December 31, 2011	$173,249,544	$29,346,158	$6,933,086	$29,506,955	$239,035,743

NOTE 15—SUPPLEMENTAL FINANCIAL INFORMATION

Prepayments consisted of the following:

	September 30, 2012	December 31, 2011
Prepayments for
Materials and equipment	$17,013,564	$6,420,228
Insurance	1,820,283	563,494
Rents and leases	553,212	568,097
Security deposits and permits	12,001	12,001
Total prepayments	$19,399,060	$7,563,820

Other assets consisted of the following:

	September 30, 2012	December 31, 2011
Deferred costs related to
Senior Notes, Original and Additional	$9,908,499	$12,169,964
Equity offering and line of credit	91,647	1,873,392
Security deposits related to operating leases	2,038,723	2,133,387
Total other assets	$12,038,869	$16,176,743

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Accrued payroll	$1,019,675	$1,628,170
Accrued expenses	10,105,509	2,073,290
Accrued taxes	103,529	1,829,699
Accruals related to various materials and equipment	5,385,462	5,511,491
Accrued interest on Senior Notes	1,986,954	8,222,380
Total accrued expenses	$18,601,129	$19,265,030

Supplemental cash flow information was as follows for the nine-months ended:

	September 30, 2012	September 30, 2011
Accounts receivable	$13,041,801	$(7,513,135)
Inventory	(523,868)	(433,606)
Prepaids and other current assets	(9,384,480)	(5,685,208)
Accounts payable and accrued expenses	26,116,148	15,898,508
Affiliate Payable	(2,018,307)	—
Deferred revenue	(7,127,129)	—
Changes in assets and liabilities	$20,104,165	$2,266,559

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

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,742,885	$12,238,808	$305,407	$—	$14,287,100
Accounts receivable, net	150,000	16,234,769	2,624	—	16,387,393
Inventory	—	5,795,941	—	—	5,795,941
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	1,882,284	17,516,776	—	—	19,399,060
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	189,658,160	—	—	(189,658,160)	—
Total current assets	$193,434,329	$51,786,294	$499,793	$(189,659,160)	$56,061,256
Property and equipment, net	—	158,991,899	12,648,754	—	171,640,653
Other assets	10,009,174	2,029,695	—	—	12,038,869
Total assets	$203,443,503	$212,807,888	$13,148,547	$(189,659,160)	$239,740,778
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$15,000,000	$—	$—	$—	$15,000,000
Accounts payable—Trade	4,135,447	33,710,541	95,900	—	37,941,888
Accounts payable—Capital expenditures	—	18,205,973	—	—	18,205,973
Accrued expenses	2,858,373	15,710,198	32,558	—	18,601,129
Intercompany payables	—	189,658,160	—	(189,658,160)	—
Amounts due to affiliates	—	—	—	—	—
Deferred tax liabilities	—	—	—	—	—
Deferred revenue	—	6,000,000	—	—	6,000,000
Total current liabilities	$21,993,820	$263,284,872	$128,458	$(189,658,160)	$95,748,990
Long-term debt	168,688,727	—	—	—	168,688,727
Amounts due to affiliates	20,106	(18,443)	9,085,086	—	9,086,749
Deferred revenue	—	—	—	—	—
Deferred tax liabilities	—	—	1,323,408	—	1,323,408
Total liabilities	$190,702,653	$263,266,429	$10,536,952	$(189,658,160)	$274,847,874
Stockholders’ Equity (Deficit):
Preferred Stock	34	—	—	—	34
Common Stock	16,348	1,000	—	(1,000)	16,348
Additional paid in capital	39,416,893	—	—	—	39,416,893
Accumulated OCI	—	—	—	—	—
Accumulated deficit	(26,692,425)	(50,459,541)	—	—	(77,151,966)
Total stockholders’ equity (deficit)	$12,740,850	$(50,458,541)	$—	$(1,000)	$(37,718,691)
Noncontrolling interest	—	—	2,611,595	—	2,611,595
Total Platinum stockholders’ equity (deficit)	$12,740,850	$(50,458,541)	$2,611,595	$(1,000)	$(35,107,096)
Total liabilities and stockholders’ equity (deficit)	$203,443,503	$212,807,888	$13,148,547	$(189,659,160)	$239,740,778

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2011

Assets	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$7,835,894	$2,018,418	$299,001	$—	$10,153,313
Accounts receivable, net	—	29,392,767	36,427	—	29,429,194
Available for sale investment securities	4,951,361	—	—	—	4,951,361
Inventory	—	5,272,073	—	—	5,272,073
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	538,378	7,025,442	—	—	7,563,820
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	173,460,201	—	—	(173,460,201)	—
Total current assets	$186,786,834	$43,708,700	$527,190	$(173,461,201)	$57,561,523
Property and equipment, net	—	150,194,657	15,102,820	—	165,297,477
Other assets	14,052,383	2,124,360	—	—	16,176,743
Total assets	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$18,958,512	$—	$—	$—	$18,958,512
Accounts payable—Trade	914,572	9,826,934	95,900	—	10,837,406
Accounts payable—Capital expenditures	—	8,114,960	—	—	8,114,960
Accrued expenses	10,675,351	8,589,708	(29)	—	19,265,030
Intercompany payables	—	173,460,201	—	(173,460,201)	—
Deferred revenue	—	9,627,129	—	—	9,627,129
Deferred tax liabilities	—	—	—	—	—
Total current liabilities	$30,548,435	$209,618,932	$95,871	$(173,460,201)	$66,803,037
Long-term debt	167,689,860	—	—	—	167,689,860
Amounts due to affiliates	—	—	11,105,056	—	11,105,056
Deferred revenue	—	3,500,000	—	—	3,500,000
Deferred tax liabilities	—	—	1,562,942	—	1,562,942
Total liabilities	$198,238,295	$213,118,932	$12,763,869	$(173,460,201)	$250,660,895
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	15,535	1,000	—	(1,000)	15,535
Additional paid in capital	25,240,012	—	—	—	25,240,012
Accumulated OCI	35,434	—	—	—	35,434
Accumulated deficit	(22,690,079)	(17,092,215)	—	—	(39,782,294)
Total stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	—	$(1,000)	$(14,491,293)
Noncontrolling interest	—	—	2,866,141	—	2,866,141
Total Platinum stockholders’ equity (deficit)	$2,600,922	$(17,091,215)	$2,866,141	$(1,000)	$(11,625,152)
Total liabilities and stockholders’ equity (deficit)	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended September 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$36,623,590	$630,000	$(630,000)	$36,623,590
Cost of services	—	(33,589,255)	(25,874)	630,000	(32,985,129)
Depreciation	—	(4,417,193)	(816,666)	—	(5,233,859)
General and administrative expenses	(1,325,805)	(1,104,903)	(3,780)	—	(2,434,488)
Loss on disposal of assets	—	(189,290)	—	—	(189,290)
Loss from operations	$(1,325,805)	$(2,677,051)	$(216,320)	$—	$(4,219,176)
Interest income (expense), net	1,315,833	(8,841,607)	33,522	—	(7,492,252)
Loss before income tax	$(9,972)	$(11,518,658)	$(182,798)	$—	$(11,711,428)
Income tax benefit	—	167,675	87,727	—	255,402
Net loss	$(9,972)	$(11,350,983)	$(95,071)	$—	$(11,456,026)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Three Months Ended September 30, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$8,738,216	$666,054	$(630,000)	$8,774,270
Cost of services	—	(9,167,316)	(51,036)	630,000	(8,588,352)
Depreciation	—	(1,582,758)	(863,116)	—	(2,445,874)
General and administrative expenses	(3,260,783)	(452,233)	(44,697)	—	(3,757,713)
Loss from operations	$(3,260,783)	$(2,464,091)	$(292,795)	$—	$(6,017,669)
Interest income (expense), net	(5,083,688)	—	41,144	—	(5,042,544)
Loss before income tax	$(8,344,471)	$(2,464,091)	$(251,651)	$—	$(11,060,213)
Income tax benefit	—	—	114,190	—	114,190
Net loss	$(8,344,471)	$(2,464,091)	$(137,461)	$—	$(10,946,023)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Nine Months Ended September 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$109,695,531	$1,890,000	$(1,890,000)	$109,695,531
Cost of services	—	(100,095,018)	(25,874)	1,890,000	(98,230,892)
Depreciation	—	(13,113,938)	(2,454,066)	—	(15,568,004)
General and administrative expenses	(7,011,314)	(4,318,775)	(3,898)	—	(11,333,987)
Loss on disposal of assets	—	(189,290)	—	—	(189,290)
Loss from operations	$(7,011,314)	$(8,021,490)	$(593,838)	$—	$(15,626,642)
Interest income (expense), net	3,008,968	(25,345,837)	99,759	—	(22,237,110)
Loss before income tax	$(4,002,346)	$(33,367,327)	$(494,079)	$—	$(37,863,752)
Income tax benefit	—	—	239,534	—	239,534
Net loss	$(4,002,346)	$(33,367,327)	$(254,545)	$—	$(37,624,218)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Nine Months Ended September 30, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$9,842,146	$1,506,054	$(1,470,000)	$9,878,200
Cost of services	—	(11,482,746)	(63,574)	1,470,000	(10,076,320)
Depreciation	—	(1,817,642)	(1,975,279)	—	(3,792,921)
General and administrative expenses	(7,687,464)	(644,969)	(46,872)	—	(8,379,305)
Loss from operations	$(7,687,464)	$(4,103,211)	$(579,671)	$—	$(12,370,346)
Interest income (expense), net	(11,601,056)	—	89,559	—	(11,511,497)
Loss before income tax	$(19,288,520)	$(4,103,211)	$(490,112)	$—	$(23,881,843)
Income tax benefit	—	—	222,965	—	222,965
Net loss	$(19,288,520)	$(4,103,211)	$(267,147)	$—	$(23,658,878)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2012 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,002,346)	$(33,367,327)	$(254,545)	$—	$(37,624,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	13,113,938	2,454,066	—	15,568,004
Amortization of debt issuance costs and debt discounts	3,260,332	—	—	—	3,260,332
Loss on disposal of assets	—	189,290	—	—	189,290
Deferred income taxes	—	—	(239,534)	—	(239,534)
Stock-based compensation	782,281	—	—	—	782,281
Write off of equity offering costs	2,273,805	—	—	—	2,273,805
Changes in assets and liabilities:
Accounts receivable	(150,000)	13,157,998	33,803	—	13,041,801
Intercompany receivables	(16,197,959)	—	—	16,197,959	—
Inventory	—	(523,868)	—	—	(523,868)
Accounts payable and accrued expenses	(4,731,245)	30,814,807	32,586	—	26,116,148
Affiliates Payable	20,106	(18,443)	(2,019,970)	—	(2,018,307)
Intercompany payables	—	16,197,959	—	(16,197,959)	—
Other current assets	(1,343,906)	(8,040,574)	—	—	(9,384,480)
Deferred revenue	—	(7,127,129)	—	—	(7,127,129)
Net cash provided by (used in) operating activities	$(20,088,932)	$24,396,651	$6,406	$—	$4,314,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	$—	$—	$—	$—	$—
Sale of investment securities	4,915,927	—	—	—	4,915,927
Purchase of and deposits for property and equipment	—	(11,820,166)	—	—	(11,820,166)
Other	38,943	94,665	—	—	133,608
Net cash provided by (used in) investing activities	$4,954,870	$(11,725,501)	$—	$—	$(6,770,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issued common stock	$13,530,569	$—	$—	$—	$13,530,569
Payment of financed insurance arrangement	—	(2,450,760)	—	—	(2,450,760)
Repayment of line of credit	(3,958,512)	—	—	—	(3,958,512)
Payment of equity offering costs	(531,004)	—	—	—	(531,004)
Net cash provided by financing activities	$9,041,053	$(2,450,760)	$—	$—	$6,590,293
Net increase (decrease) in cash and cash equivalents	$(6,093,009)	$10,220,390	$6,406	$—	$4,133,787
Cash and cash equivalents—Beginning	7,835,894	2,018,418	299,001	—	10,153,313
Cash and cash equivalents—Ending	$1,742,885	$12,238,808	$305,407	$—	$14,287,100

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2011 (Unaudited)

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,288,520)	$(4,103,211)	$(267,147)	$—	$(23,658,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	1,817,642	1,975,279	—	3,792,921
Amortization of debt issuance costs and debt discounts	2,030,227	—	—	—	2,030,227
Deferred income taxes	—	—	(222,965)	—	(222,965)
Stock-based compensation	623,387	—	—	—	623,387
Changes in assets and liabilities:
Accounts receivable	—	(8,457,527)	944,392	—	(7,513,135)
Inventory	—	(433,606)	—	—	(433,606)
Intercompany receivables	(107,594,161)	—	—	107,594,161	—
Accounts payable and accrued expenses	12,483,922	5,629,536	(2,214,950)	—	15,898,508
Intercompany payables	—	107,594,161	—	(107,594,161)	—
Other current assets	(1,073,665)	(4,611,543)	—	—	(5,685,208)
Net cash provided by (used in) operating activities	$(112,818,810)	$97,435,452	$214,609	$—	$(15,168,749)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	$(5,654,717)	$—	$—	$—	$(5,654,717)
Sale of investment securities	2,753,177	—	—	—	2,753,177
Purchase of and deposits for property and equipment	—	(95,411,266)	(142,001)	—	(95,553,267)
Other	—	—	6,986	—	6,986
Net cash used in investing activities	$(2,901,540)	$(95,411,266)	$(135,015)	$—	$(98,447,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issued senior notes	$159,928,600	$—	$—	$—	$159,928,600
Proceeds from issued preferred stock	20,000,000	—	—	—	20,000,000
Payment of debt issuance costs	(14,211,330)	—	—	—	(14,211,330)
Receipt of initial capital	(1,000)	1,000	—	—	—
Payment of equity offering costs	(732,267)	—	—	—	(732,267)
Release of restricted cash	6,637,493	—	—	—	6,637,493
Repayment of line of credit	(6,746,889)	—	—	—	(6,746,889)
Contribution from noncontrolling interests	—	—	215,600	—	215,600
Net cash provided by financing activities	$164,874,607	$1,000	$215,600	$—	$165,091,207
Net increase in cash and cash equivalents	$49,154,257	$2,025,186	$295,194	$—	$51,474,637
Cash and cash equivalents—Beginning	1,431,595	—	—	—	1,431,595
Cash and cash equivalents—Ending	$50,585,852	$2,025,186	$295,194	$—	$52,906,232

NOTE 17—SUBSEQUENT EVENT

The Company, JPMorgan Chase Bank, N.A. (the “Bank”) and Platinum Pressure Pumping, Inc. (the “Guarantor”) entered into a second amendment, dated as of November 9, 2012 (the “Second Amendment to Credit Agreement”), to that certain credit agreement, dated as of December 28, 2011, by and among the Company, the Bank and the Guarantor, as amended by First Amendment thereto dated as of May 11, 2012 (the “Credit Agreement”). Pursuant to the Second Amendment to Credit Agreement, among other things,

(1)           Non-Recurring Expenses is defined to mean (i) up to $2,600,000 in non-recurring expenses incurred in the first quarter of 2012, (ii) up to $9,000,000 in non-cash, non-recurring expenses for potential write-offs in 2012 related to equipment deposits, as approved by Bank in its sole discretion, (iii) up to $2,961,557 in non-recurring expenses incurred in the second quarter of 2012 and (iv) up to $174,631 in non-recurring expenses incurred in the third quarter of 2012 for stock-based compensation expenses during July and August, 2012.

(2)           The Bank waives non-compliance by the Company with (a) the Leverage Ratio (as defined in the Credit Agreement) and the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the quarter ending September 30, 2012 and any event of default caused thereby and (b) the Minimum Average Daily Cash Position (as defined in the Credit Agreement) for the month ending September 30, 2012 and any event of default caused thereby.

(3)           The Company shall maintain at all times (a) a Leverage Ratio of not more than (i) 6.0 to 1.0 measured as of December 31, 2012 and (ii) 4.0 to 1.0 measured quarterly thereafter, (b) a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 measured as of December 31, 2012 and (ii) 1.25 to 1.0 measured quarterly thereafter beginning March 31, 2013.

(4)           The Second Amendment to Credit Agreement clarifies that the EBITDA Add-backs shall be applicable to all applicable covenant calculations and that the Non-Recurring Expenses set forth in the Second Amendment to Credit Agreement are applicable in covenant calculations for the periods ending June 30, 2012 and September 30, 2012.

(5)           The Bank waives for the calendar year 2012 the requirement that the Company pay the outstanding indebtedness due thereunder to zero and maintain such zero balance for 30 consecutive days during each 12-month period.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 included elsewhere herein, and with our special report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this quarterly report on Form 10-Q. See “Forward-Looking Statements” above.
In this report, the “Company,” “we,” or “Platinum” refers to Platinum Energy Solutions, Inc. and its subsidiaries unless the context otherwise requires.
Overview

We are a Houston, Texas based oilfield services provider specializing in premium hydraulic fracturing, coiled tubing and other pressure pumping services. We started providing hydraulic fracturing services on August 29, 2011 to Petrohawk Energy Corporation which was later acquired by BHP Billiton Ltd (“Petrohawk”) in the Eagle Ford Shale. We started providing acid fracturing services on October 24, 2011 to El Paso in the Altamont Field in Utah. We commenced hydraulic fracturing services for Encana Oil & Gas (USA), Inc. (“Encana”) in the Haynesville Shale on November 29, 2011. In addition to the two hydraulic fracturing fleets we have purchased to service Petrohawk and Encana, we have purchased a substantial portion of a third hydraulic fracturing fleet and have deposits on fourth and fifth hydraulic fracturing fleets. The delivery of the equipment for these additional fleets is currently on hold and we are working closely with the equipment manufacturers as to when, or if, we will take delivery of the equipment. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. In addition, we have a contract for wet sand supply and physical capabilities around the transport, processing and storage of sand used in the hydraulic fracturing process. We believe this will be a competitive advantage, particularly given the current market constraint in the supply of dry sand. Our management team has extensive industry experience providing completion and workover services to exploration and production (“E&P”) companies.

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

Coiled Tubing Services

We provide coiled tubing services in the spot or short-term market. Coiled tubing is a key segment of the well service industry that allows operators to continue production during service operations without shutting down the well, reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Coiled tubing services involve using flexible steel pipe inserted into oil and gas wells to perform a variety of services. This flexible steel pipe, known as coiled tubing, is typically thousands of feet long and coiled onto a specialty truck. The small diameter of coiled tubing allows it to be inserted through production tubing, allowing work to be done on an active well. Coiled tubing provides many advantages over costlier workover rigs. For example, wells do not have to cease production (shut in) during most coiled tubing operations, reducing the risk of damaging the formation. Additionally, coiled tubing can be inserted and removed more quickly than conventional pipe, which must be joined and unjoined. Coiled tubing also allows for the precise directing of fluids and treatment chemicals in a wellbore, resulting in better stimulation treatments. We are looking for creative ways to expand our coil tubing business. For example, we have recently entered into a short term agreement with a third party pursuant to which we agreed to lease of certain of our coiled tubing units to such third party in consideration for a share of the revenue received by the third party from the use of the equipment we leased to the third party.

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

The following table presents selected information regarding the results of operations of our business for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Revenue	$36,623,590	$8,774,270
Cost of services	(32,985,129)	(8,588,352)
Depreciation	(5,233,859)	(2,445,874)
General and administrative expense	(2,434,488)	(3,757,713)
Loss on disposal of assets	(189,290)	—
Loss from operations	$(4,219,176)	$(6,017,669)
Interest expense, net	(7,492,252)	(5,042,544)
Loss before income tax	$(11,711,428)	$(11,060,213)
Income tax benefit	255,402	114,190
Net loss	$(11,456,026)	$(10,946,023)

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Revenues. For the three-month period ended September 30, 2012 we had $36.6 million of revenue of which approximately 93.8% was generated from hydraulic fracturing services, 1.2% from coil tubing services and 5.0% from other pressure pumping services. Compared to the $8.8 million of revenue in the three-month period ended September 30, 2011, of which approximately 85.2%, 12.3% and 2.5% was generated from hydraulic fracturing, coiled tubing services and other pressure pumping services, respectively, we substantially increased our revenue during the current quarter, with the month of August 2012 being our best month, due primarily to hydraulic fracturing services that we commenced during the third quarter of 2011.

Cost of Services. Our cost of services, excluding depreciation, for the three-month period ended September 30, 2012 was approximately $33.0 million, which was primarily related to costs of materials, labor, spare parts and fuel used in hydraulic fracturing, coil tubing and other pressure pumping services, as compared to $8.6 million for the same period in the prior year, The significant increase in cost of services of $24.4 million was the result of commencing hydraulic fracturing services during the third quarter of 2011. The increase was in direct proportion to increased revenue in the current period and coupled with a reduction in our cost of services, as a percentage of revenue, to less than 90% in the current period from 98% in the prior period of early stage of operations.

Depreciation. Our depreciation expense for the three-month period ended September 30, 2012 was approximately $5.2 million, an increase of $2.8 million over the comparable prior year period, primarily related to the addition of significant new hydraulic fracturing fleets and coil tubing equipment acquired during the second half of 2011 and early 2012. Our depreciation expense for the three-month period ended September 30, 2011 was approximately $2.4 million due to our then relatively early stage of operations.

General and administrative expense. General and administrative expenses were $2.4 million for the three-month period ended September 30, 2012 and were comprised primarily of professional fees for legal and accounting services, payroll related costs and insurance expenses. The decrease of $1.3 million over the comparable period of the prior year was primarily due to a significant reduction of costs related to professional and legal services associated with our contemplated equity offering, which has been suspended during the second quarter of 2012 and written off in the amount of $2.3 million, offset by increased payroll related costs associated with our workforce in the current period.

Interest expense, net. Interest expense, net of $7.5 million for the three-month period ended September 30, 2012 was primarily attributable to our 14.25% Senior Notes. The increase of $2.4 million over the comparable period of the prior year was primarily due to the issuance of the Additional Senior Notes since September 2011.

Income Tax Benefit (Expense). Our income tax benefit for the three-month period ended September 30, 2012 of $255,402 relates to the federal benefit we recognized on the operating loss of our consolidated variable interest entity. We had no federal income tax in the current period. Our effective income tax rate for the 2012 and 2011 periods was approximately (2.2)% and 1.0%, respectively, due to the valuation allowance established against our loss carryforwards.

The following table presents selected information regarding the results of operations of our business for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Revenue	$109,695,531	$9,878,200
Cost of services	(98,230,892)	(10,076,320)
Depreciation	(15,568,004)	(3,792,921)
General and administrative expense	(11,333,987)	(8,379,305)
Loss on disposal of assets	(189,290)	—
Loss from operations	$(15,626,642)	$(12,370,346)
Interest expense, net	(22,237,110)	(11,511,497)
Loss before income tax	$(37,863,752)	$(23,881,843)
Income tax benefit	239,534	222,965
Net loss	$(37,624,218)	$(23,658,878)

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

Revenues. For the nine-month period ended September 30, 2012 we had $109.7 million of revenue of which approximately 90.8% was generated from hydraulic fracturing services, 5.6% from coil tubing services and 3.6% from other pressure pumping services. Compared to the $9.9 million of revenue in the nine-month period ended September 30, 2011, of which approximately 75.6%, 19.1% and 5.3% was generated from hydraulic fracturing, coiled tubing services and other pressure pumping services, respectively, we substantially increased our revenue during the current year period due primarily to hydraulic fracturing services that we commenced during the third quarter of 2011.

Cost of Services. Our cost of services, excluding depreciation, for the nine-month period ended September 30, 2012 was approximately $98.2 million, which was primarily related to costs of materials, labor, spare parts and fuel used in hydraulic fracturing, coil tubing and other pressure pumping services, as compared to $10.1 million for the same period in the prior year. The significant increase in cost of services of $88.2 million was the result of commencing hydraulic fracturing services during the third quarter of 2011, as well as a full nine-month period of operations in 2012 as compared to approximately seven months of operations in the 2011 period. As a percentage of revenue, the cost of services for the nine-month period ended September 30, 2012 was reduced to 90%, a 12% reduction as compared to the nine-month period ended September 30, 2011.

Depreciation. Our depreciation expense for the nine-month period ended September 30, 2012 was approximately $15.6 million, an increase of $11.8 million over the comparable prior year period, primarily related to the addition of significant new hydraulic fracturing and coil tubing equipment acquired during the second half of 2011 and early 2012. Our depreciation expense for the nine-month period ended September 30, 2011 was approximately $3.8 million due to our then early stage of operations.

General and administrative expense. General and administrative expenses were $11.3 million for the nine-month period ended September 30, 2012 and were comprised primarily of professional fees for legal and accounting services, payroll related costs, including share-based compensation expense, and insurance expense. The increase of $3.0 million over the comparable period of the prior year was primarily due to the write-off of previously deferred costs associated with our contemplated equity offering which has been suspended totaling $2.3 million during the second quarter of 2012.

Interest expense, net. Interest expense, net of $22.2 million for the nine-month period ended September 30, 2012 was primarily attributable to our 14.25% Senior Notes. The increase of $10.7 million over the comparable period of the prior year was primarily due to incurring a full nine months of interest expense on both of the Original and Additional Senior Notes for the nine-months ended September 30, 2012 as compared to only seven months of interest expense on the Original Senior Notes and one month of interest expense on the Additional Senior Notes during the nine-months ended September 30, 2011.

Income Tax Benefit (Expense). Our income tax benefit for the nine-month period ended September 30, 2012 of $239,534 relates to the federal tax benefit we recognized on the operating loss of our consolidated variable interest entity offset by the state tax expense for Platinum. Our effective income tax rate for the 2012 and 2011 periods was approximately 0.6% and 0.9%, respectively, due to the valuation allowance established against our loss carryforwards.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no significant off-balance sheet arrangements other than as disclosed in Note 13 of our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Our ability to satisfy debt service obligations, fund operations, and fund future capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the E&P industry and financial, business and other factors, many of which are beyond our control. We believe that our cash on hand, our expected operating performance and borrowings available under our credit facilities will be adequate to meet operational needs for the next twelve months. Any future, unanticipated operating cash flow losses may require additional sources of funding.

Sources and Uses of Cash

Net cash provided by operating activities was $4.3 million during the nine months ended September 30, 2012, primarily attributable to our net loss of $37.6 million during the first nine-months of 2012 offset by changes in our working capital of $20.1 million, depreciation expense of $15.6 million and approximately $6.3 million of non-cash expenses. Net cash used in operating activities was $15.2 million during the nine months ended September 30, 2011, primarily attributable to our net loss of $23.7 million during the 2011 period offset by changes in our working capital of $2.3 million, depreciation expense of $3.8 million and approximately $2.4 million of non-cash expenses.

Net cash used in investing activities was $6.8 million during the nine months ended September 30, 2012, of which $11.8 million was attributable to our purchases of and deposits on property and equipment, offset by $4.9 million proceeds from sales of our investment securities. Net cash used in investing activities was $98.4 million during the nine months ended September 30, 2011, primarily attributable to our purchase of and deposits on property and equipment of $95.6 million and $5.7 million purchase of investment securities, offset by $2.8 million proceeds from sale of investment securities.

Net cash provided by financing activities was $6.6 million during the nine months ended September 30, 2012, primarily related to the proceeds of $13.5 million received from our March 2012 stock offering, offset by the $4.0 million repayment of our Morgan Stanley Facility and $0.5 million payment of equity offering costs primarily related to our planned initial public offering. Net cash provided by financing activities was $165.1 million during the nine months ended September 30, 2011, primarily attributable to net proceeds from issuance of the Original Senior Notes and preferred stock of approximately $179.9 million, offset by payments of debt issuance costs of $14.2 million.

The Company had a net increase in cash and cash equivalents of $4.1 million and $51.5 million during the nine months ended September 30, 2012 and 2011, respectively. The Company had cash and cash equivalents of $14.3 million and $10.2 million as of September 30, 2012 and December 31, 2011, respectively.

Assets and Liabilities

Total assets were $239.7 million as of September 30, 2012, which is an increase of $0.7 million when compared to the total assets of $239.0 million as of December 31, 2011. The increase is primarily attributable to the addition of $6.3 million in hydraulic fracturing and other equipment, net of depreciation, offset by a reduction of $4.1 million in long-term assets associated with deferred debt issuance costs related to our Senior Notes during the first nine months of 2012.

Total liabilities were $274.8 million as of September 30, 2012, which is an increase of $24.2 million when compared to December 31, 2011. The increase is primarily attributable to an increase of $27.1 million in trade accounts payables and an increase of approximately $10.1 million related to capital additions, offset by a repayment of $4.0 million on our line of credit balance, and a $7.1 million reduction in deferred revenue in connection with our delivery of certain hydraulic fracturing services during the nine months of 2012.

Total stockholders’ deficit attributable to the Company was $35.1 million as of September 30, 2012, which is an increase of $23.5 million when compared to the $11.6 million deficit as of December 31, 2011.  The net increase is primarily due to the net loss incurred during the first nine months of 2012 of $37.4 million, offset by the completion of March 30, 2012 stock offering of $13.5 million.

Debt and Contractual Obligations

Our total debt, including current maturity, as of September 30, 2012 and December 31, 2011 was $183.7 million and $186.6 million, respectively. For additional information about our contractual obligations, see Notes 7 and 14 of the notes to our consolidated financial statements included in Part II, Item 8 of our special report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there were no material changes to the disclosures regarding our contractual obligations made in the special report, except as disclosed herein.

For the covenant compliance period ended September 30, 2012, the Company's Leverage Ratio (as defined in the Credit

Agreement) exceeded the maximum level allowed under the Credit Agreement and the Company's Fixed Charge Coverage Ratio (as defined in the Credit Agreement) was less than the minimum level required under the Credit Agreement. Additionally, the Company's Mininum Average Daily Cash Position (as defined in the Credit Agreement) was less than the level required for the month ending September 30, 2012. An event of default under the Credit Agreement (as defined therein) would occur, absent a waiver of the covenant violations by JPMorgan, upon expiration of a 30 day cure period commencing on the date written notice of default is provided to the Company by JPMorgan. The amount outstanding under the Note at September 30, 2012 was $15.0 million.

As of the date hereof, no such notice had been given and no event of default has occurred. Upon expiration of the cure period and occurrence of an event of default, JPMorgan may, at its option and upon additional notice to the Company, accelerate the due date of the Note issued by the Company in in respect of the Credit Agreement and the outstanding balance would become due and payable immediately. On November 9, 2012, JPMorgan issued a waiver ("Credit Agreement Waiver") for the Company's non-compliance with (i) the Leverage Ratio covenant and the Fixed Charge Coverage Ratio for the quarter ending September 30, 2012 and any event of default caused by such non-compliance, (ii) the Minimum Average Daily Cash Position for the month ending September 30, 2012 and any event of default caused by such non-compliance. Additionally, JPMorgan eliminated the "clean up" requirement for the calendar year 2012 and any event of default caused by such non-compliance.

Under the terms of the Indenture for our Senior Notes, an event of default (as defined in the Indenture) would occur if a default under the Credit Agreement resulted in the acceleration of indebtedness in excess of $5.0 million. If an event of default occurred under the Indenture and is continuing, the Trustee (as defined in the Indenture) or the holders of at least 25.0% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately. As a result of the Credit Agreement Waiver, no event of default has or will occur as a result of the Company's non-compliance with the Leverage Ratio covenant as of September 30, 2012. The balance of our Senior Notes at September 30, 2012, net of the unamortized discount, totaled $168.7 million.

The Company, JPMorgan Chase Bank, N.A. (the “Bank”) and Platinum Pressure Pumping, Inc. (the “Guarantor”) entered into a second amendment, dated as of November 9, 2012 (the “Second Amendment to Credit Agreement”), to that certain credit agreement, dated as of December 28, 2011, by and among the Company, the Bank and the Guarantor, as amended by First Amendment thereto dated as of May 11, 2012 (the “Credit Agreement”). Pursuant to the Second Amendment to Credit Agreement, among other things,

(1)           Non-Recurring Expenses is defined to mean (i) up to $2,600,000 in non-recurring expenses incurred in the first quarter of 2012, (ii) up to $9,000,000 in non-cash, non-recurring expenses for potential write-offs in 2012 related to equipment deposits, as approved by Bank in its sole discretion, (iii) up to $2,961,557 in non-recurring expenses incurred in the second quarter of 2012 and (iv) up to $174,631 in non-recurring expenses incurred in the third quarter of 2012 for stock-based compensation expenses during July and August, 2012.

(2)           The Bank waives non-compliance by the Company with (a) the Leverage Ratio and the Fixed Charge Coverage Ratio for the quarter ending September 30, 2012 and any event of default caused thereby and (b) the Minimum Average Daily Cash Position for the month ending September 30, 2012 and any event of default to caused thereby.

(3)           The Company shall maintain at all times (a) a Leverage Ratio of not more than (i) 6.0 to 1.0 measured as of December 31, 2012 and (ii) 4.0 to 1.0 measured quarterly thereafter, (b) a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 measured as of December 31, 2012 and (ii) 1.25 to 1.0 measured quarterly thereafter beginning March 31, 2013.

(4)           The Second Amendment to Credit Agreement clarifies that the EBITDA Add-backs shall be applicable to all applicable covenant calculations and that the Non-Recurring Expenses set forth in the Second Amendment to Credit Agreement are applicable in covenant calculations for the periods ending June 30, 2012 and September 30, 2012.

(5)           The Bank waives for the calendar year 2012 the requirement that the Company pay the outstanding indebtedness due thereunder to $0.00 and maintain such $0.00 balance for 30 consecutive days during each 12-month period.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), were effective as of September 30, 2012.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On July 6, 2012, Enerflow Industries Inc. ("Enerflow") filed suit in Harris County, Texas against the Company seeking amounts allegedly unpaid for certain pieces of equipment, originally manufactured by Enerflow and sold to the Company.  The total amount sought was approximately $6.6 million. On November 9, 2012, the Company and Enerflow entered a settlement agreement pursuant to which the Company returned certain pieces of defective equipment and other assets purchased from Enerflow, as a result of the defects in such equipment. The equipment returned to Enerflow was not material to the Company. Our financial statements for the quarter-to-date and year-to-date periods ending September 30, 2012 were reflective of the settlement.

The Company is involved, from time to time, in litigation, claims and disputes incidental to our business none of which presently is expected to have a material adverse effect on our business results or operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2012, the Company issued and sold 2,700,000 shares of common stock, at $5.00 per share for a total of $13,500,000, to certain investors and current stockholders of the Company, including Clearlake Capital Group (“CCG”) and Mr. Charles L. Moncla, Jr., the Company's Chairman of the Board and Chief Executive Officer. The common stock is immediately exchangeable into convertible preferred stock of the Company upon approval of the issuance and terms of such convertible preferred stock by the stockholders of the Company at a duly called meeting. As consideration for CCG's and Mr. Moncla's agreement to purchase any unpurchased common stock in this offering, the Company agreed to issue at closing 518,984 warrants to CCG and Mr. Moncla, with each of them receiving a pro rata portion of the warrants in proportion to their existing ownership of common stock of the Company. Each warrant is convertible into one share of common stock, has an exercise price of $3.00 per share and a 10-year term. In addition, other investors received at closing a pro rata portion of 518,984 warrants in proportion to the investment amount purchased by such investor to the total amount purchased by all investors. Each such warrant is convertible into one share of common stock of the Company, has an exercise price of $3.00 per share and a 10-year term.
In July and August 2012, the Company issued the remaining 1,112 shares of Series B Preferred Stock in exchange for 222,400 shares of common stock sold in the March 30, 2012 transaction discussed above.
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

PLATINUM ENERGY SOLUTIONS, INC.

Date:	November 16, 2012	By:	/s/ L. CHARLES MONCLA, JR.
L. Charles Moncla, Jr.
Chairman and Chief Executive Officer

Date:	November 16, 2012	By:	/s/ J. CLARKE LEGLER, II
J. Clarke Legler, II
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.