Form 10-K
period 2012-12-31
PLATINUM ENERGY SOLUTIONS, INC.
filed 2013-08-15
CIK 1503636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ___________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ______ to_______
Commission File Number: 333-176566
________________

PLATINUM ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
________________

Nevada	27-3401355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Loop South, Suite 1400
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)
(713) 622-7731
(Registrant’s telephone number, including area code)
________________

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
                                                                                                                                                                                   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2013, the issuer had 16,347,962 shares of common stock, $0.001 par value, outstanding.

PLATINUM ENERGY SOLUTIONS, INC.
CONTENTS TO ANNUAL REPORT FORM 10-K

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, and Section 21E of the Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

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

All statements, other than statements of historical fact included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

•	the cyclical nature of the oil and natural gas industry;

•	the potential for excess capacity in the oil and natural gas industry;

•	dependence on the spending and drilling activity by the onshore oil and natural gas industry;

•	competition within the oil and natural gas industry;

•	concentration of our customer base and fulfillment of existing customer contracts;

•	our ability to maintain pricing and obtain contracts;

•	deterioration of the credit markets;

•	our ability to raise additional capital to fund future capital expenditures;

•	increased vulnerability to adverse economic conditions due to indebtedness;

•	our limited operating history on which investors will evaluate our business and prospects;

•	our ability to obtain raw materials and specialized equipment;

•	technological developments or enhancements;

•	asset impairment and other charges;

•	our identifying, making and integrating acquisitions;

•	management control over stockholder voting;

•	loss of key executives;

•	the ability to employ skilled and qualified workers;

•	work stoppages and other labor matters;

•	hazards inherent to the oil and natural gas industry;

•	inadequacy of insurance coverage for certain losses or liabilities;

•	delays in obtaining required permits;

•	regulations affecting the oil and natural gas industry;

•	federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	future legislative and regulatory developments;

•	effects of climate change;

•	changes in trucking regulations; and

•

•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. When considering our forward-looking statements, you should keep in mind the cautionary statements in this Form 10-K which provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-K.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

PART I.

ITEM 1. BUSINESS

Overview
Platinum Energy Solutions, Inc., (collectively, with its subsidiary, the “Company,” “we,” or “Platinum”) a Houston, Texas based oilfield services provider, incorporated in Nevada in September 2010. We specialize in premium hydraulic fracturing, coiled tubing and other pressure pumping services. We started providing hydraulic fracturing services on August 29, 2011 to Petrohawk Energy Corporation which was later acquired by BHP Billiton Ltd (“BHPB Ltd”) in the Eagle Ford Shale. We started providing acid fracturing services on October 24, 2011 to EP Energy in the Altamont Field in Utah. We commenced hydraulic fracturing services for Encana Oil & Gas (USA), Inc. (“Encana”) in the Haynesville Shale on November 29, 2011. In addition to the two hydraulic fracturing fleets we have purchased to service BHPB Ltd and Encana, we have purchased a significant portion of a third hydraulic fracturing fleet to service EP Energy. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. Our management team has extensive industry experience providing completion and workover services to exploration and production ("E&P") companies.
Our principal products or services and their markets
Our revenue has been derived from the performance of coiled tubing and pressure pumping services. Since the end of August 2011, we have provided hydraulic fracturing services which provides the primary revenue source for the Company. Our revenue from coiled tubing and pressure pumping services has been, and we believe will continue to be, derived from prevailing market rates for coiled tubing and pressure pumping services, together with associated charges for stimulation fluids, nitrogen and coiled tubing materials. We deliver our services primarily to E&P companies in the U.S. and we operate mainly in U.S. regions rich in unconventional (shale) oil and gas plays such as Texas, Louisiana and Utah.
Our segments
Hydraulic Fracturing Services
Our revenues from hydraulic fracturing are derived from per-stage fees for the hydraulic fracturing fleets under spot market pricing, together, in some instances, with associated charges or handling fees for chemicals and materials that are consumed during the fracturing process. The Company continues to seek additional long-term arrangements with respect to our hydraulic fracturing fleets in the future. However, the Company may also seek additional revenue opportunities in the spot or short-term market, similar to our coiled tubing and pressure pumping arrangements.
Coiled Tubing Services
We provide coiled tubing services in the spot or short-term market. Coiled tubing is a key segment of the well service industry that allows operators to continue production during service operations without shutting down the well, reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Coiled tubing services involve using flexible steel pipe inserted into oil and gas wells to perform a variety of services. This flexible steel pipe, known as coiled tubing, is typically thousands of feet long and coiled onto a specialty truck. The small diameter of coiled tubing allows it to be inserted through production tubing, allowing work to be done on an active well. Coiled tubing provides many advantages over costlier workover rigs. For example, wells do not have to cease production (shut in) during most coiled tubing operations, reducing the risk of damaging the formation. Additionally, coiled tubing can be inserted and removed more quickly than conventional pipe, which must be joined and unjoined. Coiled tubing also allows for the precise directing of fluids and treatment chemicals in a wellbore, resulting in better stimulation treatments. We are looking for creative ways to expand our coil tubing business. For example, we have recently entered into a short-term agreement with a third party pursuant to which we agreed to lease certain of our coiled tubing units to be used by the third party in consideration for a share of the revenue received by the third party from such use.
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
Our competitive position
We operate two complete high-specification hydraulic fracturing fleets which consist of twenty 2,500 brake horsepower (“BHP”) “Quintuplex” hydraulic pumping units, yielding 2,500 hydraulic horsepower (“HHP”), six 2,500 BHP “Destiny Triplex” hydraulic pumping units, yielding 2,500 HHP and twenty 2,250 BHP “Triplex” hydraulic pumping units, yielding 2,000 HHP, representing a total of 98,500 HHP. Our third fleet consists of seventeen 2,250 BHP hydraulic pumping units, yielding 2,000 HHP that will increase our total HHP to 132,500 HHP across the three fleets. Our hydraulic fracturing units are rated 15,000 pounds per square inch or higher and are specially designed for the most complex and challenging hydraulic fracturing projects, which typically involve long lateral segments and multiple fracturing stages in high pressure formations.
Hydraulic fracturing services are utilized when the formations holding oil and natural gas lack the permeability to release their hydrocarbons as is typical in many unconventional oil and natural gas plays. Fracturing involves pumping a specially formulated slurry down a well casing or tubing, under high pressure, causing the underground formation to crack or fracture. Suspended in the slurry is a propping agent (“proppant”), generally consisting of sand, resin-coated sand or ceramic particles, which keeps the fracture open and allows the oil or natural gas to flow more freely to the surface. The proppant fills the fractures created by the mechanical fracturing process and preserves the permeability enhancement of the formation. The extremely high pressures required to stimulate wells in the regions in which we are contracted to operate presents a challenging environment for achieving a successfully fractured horizontal well. As a result, an important component of our value proposition to customers is our technical expertise and experience that allows us to work directly with the customer’s engineers at the job site to provide advice and assistance to improve well completions. Our engineering staff also provides technical evaluation, job design and fluid recommendations for our customers as an integral element of our fracturing service. Our methods of competition are based not on price but on quality of our services, specifically customer services and our flexibility in working with our customers in areas geologically considered most difficult, which are delivered by our highly skilled labor.
We are focusing on the most active unconventional oil and natural gas plays in the United States. We have operated in the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas, the Altamont Field in Utah, the Permian Basin in western Texas, Eagle Bine Field in east Texas, Wood and Cotton Valley Fields of east Texas and southern Louisiana and southern New Mississippi during 2011 and 2012.
Our Suppliers
We have contracts (non-exclusive and without predetermined volume) with several main suppliers to acquire the key materials used to provide hydraulic fracturing services such as sand, guar gums and various chemicals. We also need a sizable amount of consumable parts, such as fluid ends, for hydraulic fracturing and purchase them from various suppliers such as AmeriFrac LLC and Dragon Products Ltd. Availability and sources of raw materials are subject to the level of drilling committed to by E&P companies, which is largely influenced by the commodity price of oil and natural gas as well as any related regulations.
Concentration of customers
We do business with a small number of customers, primarily Encana, BHPB Ltd and EP Energy for hydraulic fracturing services and a group of other companies for coiled tubing and pressure pumping services. Our contract with Encana expired on November 29, 2012. Our long-term contract with BHP expired on April 30, 2013, although we continue to work for BHP on a spot market basis. We continue to develop and work for new customers on a spot market basis.
Effects of governmental regulations on the Company's business
The operations of our customers are subject to or impacted by a wide array of regulations in the jurisdictions in which they operate. As a result of changes in regulations and laws relating to the oil and natural gas industry, including hydraulic fracturing, our customers’ operations could be disrupted or curtailed by governmental authorities. The cost of compliance with applicable regulations may cause our customers to limit or discontinue their operations and may discourage other E&P companies from continuing development activities. As a result, demand for our services could be substantially affected by regulations adversely impacting the oil and natural gas industry. Changes in environmental requirements may also negatively impact demand for our services. For example, oil and natural gas E&P may become less cost-effective and decline as a result of increasingly stringent environmental requirements (including land use policies responsive to environmental concerns and delays or difficulties in obtaining environmental permits). A decline in E&P, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows as the technical requirements of these laws and regulations are becoming increasingly complex, stringent and costly to implement.

Costs and effects of compliance with environmental laws (federal, state and local)
We pass on to our customers compliance costs, if any, that are associated with the services we provide to our customers. We incurred no compliance cost with environmental laws at federal, state or local levels for the years ended December 31, 2012 and 2011.
Estimated costs incurred for research and development act
In the years ended December 31, 2011 and December 31, 2012. the Company incurred no costs for research and development activities as we did not engage in any research and development activities in the respective periods.
Employees
As of December 31, 2012, we had 273 full-time employees and no part-time employees. We were not under any collective bargaining arrangements with our employees.
Our Strategy
Provide High-Quality Service to Our Customers
We view the provision of high quality service as an opportunity to solidify and further enhance our strong customer relationships. We provide onsite engineers to execute jobs on a well-by-well basis. By closely monitoring our equipment performance during pressure intervals and by performing rigorous equipment maintenance at the well site, we are able to complete a fracturing job efficiently, while minimizing the risk of equipment failures. We believe our customer focus and attention to detail will enhance the efficiency and quality of a fracturing project, resulting in faster well completions for our customers. By maintaining a relatively flat organizational structure compared to our larger competitors, we believe we are able to provide faster, more responsive, and more customized support to each individual customer.
Capitalize on Growth in Unconventional Resource Plays
In recent years, there have been numerous domestic oil, natural gas and liquids-rich unconventional plays that have been discovered. Many of these plays are economically attractive at current oil and natural gas prices and are anticipated to account for sustained production growth over the long term. We intend to focus our services on unconventional resource basins with long-term development potential and attractive economics. The characteristics of these basins should allow us to leverage our high-pressure rated assets and the considerable technical expertise of our senior operating team. We plan to focus on more complex fracturing projects characterized by less price competition and higher profit margins.
Expand Geographic Footprint
We intend to expand our operations to regions containing technically challenging unconventional formations where our high specification equipment and expertise is required. We currently perform services in the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas and the Altamont Field in Utah.
Negotiate Additional Contracts with Customers
The Company continues to seek long-term arrangements with respect to our hydraulic fracturing fleets in the future. However, the Company may also seek additional revenue opportunities in the spot or short-term market, similar to our coiled tubing and pressure pumping arrangements. Towards the end of 2012, we entered into a short-term agreement with a third party pursuant to which we agreed to lease certain of our coiled tubing units to such third party in consideration for a share of the revenue received by the third party.
Leverage Broad Service Portfolio to Increase Customer Penetration
Our coiled tubing assets and ability to provide cementing services will allow us to offer our customers a greater complement of services in the field. Coiled tubing services are integral to the fracturing process and are currently in high demand. In addition to cementing services, we expect to provide other pressure pumping services that are closely related to our coiled tubing services, including well injection, cased-hole testing, workover pumping, mud displacement and wireline pumpdowns. We expect to leverage these capabilities to capture cross-selling opportunities within our current customer base to generate incremental revenues. Additionally, we believe our balanced offering of services will make us more competitive, offering our customers a single source solution for their diverse oilfield needs.
Increase Operational Efficiencies
We are compensated based on the number of fracturing stages we complete under our contracts. Our fleets are capable of completing multiple stages per day. We have the ability to operate our fleets on a 24-hour-per-day, seven-day-per-week basis by utilizing three rotating crews. We believe we have the expertise and experience to manage continuous operations, which allows us to increase operating efficiencies, maximize fleet utilization and generate additional revenues and higher margins.

Recent Developments

•
On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC. (“CT”) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). The lease purchase agreement regarding the WSB Business assets expired in the first quarter of 2013. A new lease agreement was entered into in which the assets are leased by us for sixty days and then on a month-to-month basis thereafter. Since the lease purchase option included in the original lease agreement was never exercised and is no longer in effect, we no longer have control of the WSB Business and it will no longer be consolidated by us as a variable interest entity, but rather treated as an operating lease.

•
Our ability to satisfy debt service obligations, fund operations, and fund future capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the E&P industry and financial, business and other factors, many of which are beyond our control. The Company did not make the second interest payment on the Senior Notes of $12.4 million due on March 1, 2013. On March 31, 2013, after the expiration of a thirty-day grace period, the failure to make this payment constituted an event of default and, accordingly, the full amount of the Senior Notes outstanding of approximately $165 million as of December 31, 2012 became callable by the lender. This default also resulted in a cross-default under our ICON credit agreement under which $15 million was outstanding at December 31, 2012. Subsequent to March 31, 2013, other technical events of default may have occurred related to our Senior Notes and other operating agreements. The Company is currently in discussions with the bondholders to exchange the Senior Notes for a combination of debt and equity. The Company expects to receive a waiver of most, if not all, defaults under the Indenture. We currently do not expect to have sufficient financial resources to pay interest, including overdue interest, on the Senior Notes or the ICON credit agreement, or to repay the Senior Notes or the ICON credit agreement at their maturity and, in light of our recent operating results, do not expect to be able to refinance the Senior Notes or the ICON credit agreement prior to that time. We also believe that our cash on hand and our expected operating performance will be inadequate to meet operational needs for the next twelve months if the exchange offer and related transactions are not completed. If we fail to complete the exchange offer or otherwise refinance our existing debt agreements, we will likely be forced to initiate a restructuring through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about our ability to continue as a going concern.

ITEM 2. PROPERTIES

The Company's executive and administrative offices are located in Houston, Texas, where we lease the office building space under an agreement that expires in June 2016. We also maintain a leased space in Waskom and San Antonio, both in Texas, under agreements that expire in August 2016 and December 2016, respectively. In addition, we lease a tract of land in Shreverport, and an office in Lafayette, both in Louisiana, under agreements that expire in September 2013 and October 2014, respectively.

In the ordinary course of our business, we also lease certain spaces or warehouses for storage purposes. Based upon our current operations, we believe that our properties are adequate and suitable for our intended purposes.

ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 13—Commitments and Contingencies and Note 16—Subsequent Events of the accompanying consolidated financial statements.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES [RECENT SALES AND USE OF PROCEEDS OF UNREGISTERED SECURITIES

Market Information

There is currently no established trading market for our common stock. The Company does not pay dividends on our common stock. The Series B Preferred Stock is entitled to dividends of 5% per annum of the purchase price per share, payable either in cash or stock on a quarterly basis.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the our historical financial statements and notes included in Part IV of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this annual report on Form 10-K. See “Forward-Looking Statements” above.
In this report, the “Company,” “we,” or “Platinum” refers to Platinum Energy Solutions, Inc. and its subsidiaries unless the context otherwise requires.
Overview

We are a Houston, Texas based oilfield services provider specializing in premium hydraulic fracturing, coiled tubing and other pressure pumping services. We started providing hydraulic fracturing services on August 29, 2011 to Petrohawk Energy Corporation which was later acquired by BHPB Ltd in the Eagle Ford Shale. We started providing acid fracturing services on October 24, 2011 to EP Energy in the Altamont Field in Utah. We commenced hydraulic fracturing services for Encana in the Haynesville Shale on November 29, 2011. In addition to the two hydraulic fracturing fleets we have purchased to service BHPB Ltd and Encana, we have purchased a substantial portion of a third hydraulic fracturing fleet. We utilize modern, high pressure-rated fracturing equipment that allows us to handle challenging geological environments, reduce operating costs, increase asset utilization and deliver excellent customer service. Our management team has extensive industry experience providing completion and workover services to E&P companies.

Our Business

General

Our revenue has been derived from the performance of coiled tubing and pressure pumping services. Since the end of August 2011, we have provided hydraulic fracturing services which provides the primary revenue source for the Company. Our revenue from coiled tubing and pressure pumping services has been, and we believe will continue to be, derived from prevailing market rates for coiled tubing and pressure pumping services, together with associated charges for stimulation fluids, nitrogen and coiled tubing materials.

Our Segments

Fracturing Services. Our revenues from hydraulic fracturing are derived from per-stage fees for the committed hydraulic fracturing fleets under term contracts, together, in some instances, with associated charges or handling fees for chemicals and proppants that are consumed during the fracturing process.

Coiled Tubing Services. We provide coiled tubing services in the spot or short-term market. Coiled tubing is a key segment of the well service industry that allows operators to continue production during service operations without shutting down the well, reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing.

Other Pressure Pumping Services. We also provide cementing and other pressure pumping services to our customers. Cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole.

Results of Operations

Our results of operations are driven primarily by four interrelated variables: (1) drilling and stimulation activities of our customers; (2) prices we charge for our services; (3) cost of products, materials and labor; and (4) our service performance. To a large extent, the pricing environment for our services will dictate our level of profitability.

The following table presents selected information regarding the results of operations of our business for 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011
Revenue	$153,145,110	$41,710,019
Cost of services, excluding depreciation	(134,157,102)	(39,537,503)
Depreciation	(29,973,296)	(8,114,955)
General and administrative expense	(15,222,033)	(10,296,761)
Loss on vendor settlements	(20,239,443)	—
Loss on disposal of assets	(235,133)	—
Loss from operations	(46,681,897)	(16,239,200)
Interest expense, net	(29,978,274)	(18,614,484)
Other income	55,012	—
Loss before income tax	(76,605,159)	(34,853,684)
Income tax benefit	313,742	242,189
Net loss	$(76,291,417)	$(34,611,495)

2012 Compared to 2011

Revenues. During 2012, we had $153.1 million of revenue of which 92.1% was generated from hydraulic fracturing services, 4.2% from coil tubing services and 3.7% from other pressure pumping services. Compared to the $41.7 million of revenue in 2011, of which 86.5%, 8.2% and 5.3% was generated from hydraulic fracturing, coiled tubing services and other pressure pumping services, respectively, we substantially increased our revenue during the current year due primarily to hydraulic fracturing services that we commenced during the third quarter of 2011.

Cost of services, excluding depreciation. Our cost of services, excluding depreciation, for 2012 was $134.2 million, which was primarily related to costs of materials, labor, spare parts and fuel used in hydraulic fracturing, coil tubing and other pressure pumping services, as compared to $39.5 million for 2011. The significant increase in cost of services of $94.6 million was the result of commencing hydraulic fracturing services during the third quarter of 2011 compared to a full twelve-month period of operations in 2012 . As a percentage of revenue, the cost of services for 2012 was reduced to 88% versus 95% in 2011.

Depreciation. Our depreciation expense for 2012 was approximately $30.0 million, an increase of $21.9 million over 2011, primarily relating to the addition of significant new hydraulic fracturing and coil tubing equipment acquired during the second half of 2011 and early 2012, and an impairment of our coiled tubing assets in 2012 of $7.8 million. (See Note 5—Property and Equipment of the accompanying consolidated financial statements for further discussion of the impairment.) Our depreciation expense for 2011 was only $8.1 million due to our startup of operations.

General and administrative expense. General and administrative expenses were $15.2 million for 2012 and consisted primarily of professional fees for legal and accounting services, payroll related costs, including share-based compensation expense, and insurance expense. The increase of $4.9 million over 2011 was primarily due to the write-off of previously deferred costs associated with our contemplated equity offering of $2,273,805, which was suspended during the second quarter of 2012.

Loss on vendor settlements. Throughout 2012 and 2011, we had open purchase and rental commitments for which we had recorded estimated amounts under the respective commitments in accounts payables and accrued liabilities. We also had recorded estimates related to these commitments for ordered equipment within prepayments and other current assets and property and equipment. We did not have sufficient funds to acquire all of the requested equipment and to maintain such rental payments. In 2013, Platinum finalized settlements with vendors related to these estimated liabilities to reduce the amount of equipment and rental commitments and to reduce the related liabilities. As a result of finalizing these negotiations, estimated balances as of December 31, 2012 were adjusted to the negotiated amounts. In most cases, we recognized a loss on these various settlements. The total amount of loss recognized in 2012 was $20.2 million.

Interest expense, net. Net interest expense of $30.0 million for 2012 was primarily attributable to our 14.25% Senior Notes. The increase of $11.4 million over 2011 was primarily due to incurring a full twelve months of interest expense on both the Original and Additional Senior Notes during 2012 as compared to only seven months of interest expense on the Original Senior Notes and one month of interest expense on the Additional Senior Notes during 2011.

Income tax benefit. Our income tax benefit for 2012 of $313,742 relates to the federal tax benefit we recognized on the operating loss of our consolidated variable interest entity offset by the state income (margin) tax expense for Platinum. Our effective income tax rate for the 2012 and 2011 periods was 0.4% and 0.7%, respectively, due to the valuation allowance established against our loss carryforwards.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no significant off-balance sheet arrangements other than as disclosed in Note 13 of our condensed consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been the net proceeds received from our debt and equity offerings completed in March 2011, September 2011, and March 2012, as well as borrowings under our revolving lines of credit which has been replaced by a term loan in December 2012. Our primary uses of capital have been funding our operations, the acquisition and maintenance of equipment, servicing our debt obligations and general administrative expenses. We monitor potential capital sources, including equity and debt financings, in order to meet our liquidity requirements and planned capital expenditures.

The successful execution of our growth strategy depends on, among other things, an increase in market demand for our services, our ability to obtain additional hydraulic fracturing services contracts or spot jobs as well as coiled tubing and other pressure pumping jobs, and our ability to raise capital as needed to, among other things, fund future capital expenditures to meet such market demand. If we are unable to obtain additional capital on favorable terms or at all, we may be unable to sustain or increase our current level of growth in the future. The availability of equity and debt financing will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

Our ability to satisfy debt service obligations, fund operations, and fund future capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the E&P industry and financial, business and other factors, many of which are beyond our control. The Company did not make the second interest payment on the Senior Notes of $12.4 million due on March 1, 2013. On March 31, 2013, after the expiration of a thirty-day grace period, the failure to make this payment constituted an event of default and, accordingly, the full amount of the Senior Notes outstanding of approximately $165 million as of December 31, 2012 became callable by the lender. This default also resulted in a cross-default under our ICON credit agreement under which $15 million was outstanding at December 31, 2012. Subsequent to March 31, 2013, other technical events of default may have occurred related to our Senior Notes and other operating agreements. The Company is currently in discussions with the bondholders to exchange the Senior Notes for a combination of debt and equity. We currently do not expect to have sufficient financial resources to pay interest, including overdue interest, on the Original Senior Notes or the ICON credit agreement, or to repay the Senior Notes or the ICON credit agreement at their maturity and, in light of our recent operating results, do not expect to be able to refinance the Senior Notes or the ICON credit agreement prior to that time. We also believe that our cash on hand and our expected operating performance will be inadequate to meet operational needs for the next twelve months if the exchange offer and related transactions are not completed. If we fail to complete the exchange offer or otherwise refinance our existing debt agreements, we will likely be forced to initiate a restructuring through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about our ability to continue as a going concern.

Sources and Uses of Cash

Net cash used in was $9.1 million during 2012, primarily attributable to our net loss of $76.3 million offset by changes in our working capital of $6.6 million, depreciation expense of $30.0 million and approximately $30.7 million of non-cash expenses. Net cash used in operating activities was $18.4 million during 2011, primarily attributable to our net loss of $34.6 million offset by changes in our working capital of $4.2 million, depreciation expense of $8.1 million and approximately $3.8 million of non-cash expenses.

Net cash used in investing activities was $2.8 million during 2012, of which $2.0 million was attributable to our purchases of and deposits on property and equipment, offset by $4.9 million proceeds from sales of our investment securities. Net cash used in investing activities was $153.6 million during 2011, primarily attributable to our purchase of and deposits on property and equipment of $148.7 million and a $5.6 million purchase of investment securities, offset by $2.9 million proceeds from sale of investment securities.

Net cash provided by financing activities was $5.0 million during 2012, primarily related to the proceeds of $13.5 million received from our March 2012 stock offering, offset by the $19.0 million repayment of our Morgan Stanley Facility and $0.5 million payment of equity offering costs primarily related to our planned initial public offering. Net cash provided by financing activities was $180.8 million during 2011, primarily attributable to net proceeds from issuance of the Senior Notes, lines of credit and preferred stock of approximately $196.8 million, offset by payments of debt issuance costs of $14.4 million.

The Company had a net decrease in cash and cash equivalents of $1.3 million and $8.7 million during 2012 and 2011, respectively. The Company had cash and cash equivalents of $8.9 million and $10.2 million as of December 31, 2012 and December 31, 2011, respectively.

Debt and Contractual Obligations

Our total debt, including current maturity, as of December 31, 2012 and December 31, 2011 was $184.1 million and $186.6 million, respectively. For additional information about our contractual obligations, see Notes 7 and 13 of the notes to our consolidated financial statements. As of December 31, 2012, there were no material changes to the disclosures regarding our contractual obligations made in our December 31, 2011 Form 10-K, except as disclosed herein.

On December 17, 2012, the Company, the lenders named in the Credit Agreement and ICON Agent, LLC (“ICON”), as agent for the lenders, amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). In the Amended and Restated Credit Agreement, JPMorgan assigned to ICON its entire right, title and interest in the Credit Agreement and the documents related thereto. In connection therewith, on December 17, 2012, the Company issued the Amended and Restated Notes to ICON, as agent for the lenders, in the aggregate amount of $15,000,000 (the “Amended and Restated Notes”). The material amendments of the Amended and Restated Credit Agreement:

(a)
convert the revolving line of credit to an interest-only term loan maturing on January 1, 2017 in a principal amount equal to $15,000,000, bearing interest at the variable rate equal to (i) the greater of LIBOR and one percent (1%) on an annualized basis, plus (ii) nine percent (9%);

(b)
allow voluntary prepayments of the entire principal amount of the term loan outstanding beginning on the second anniversary of the closing (December 17, 2014), provided the Company pays an early payment fee equal to (i) $525,000, if such prepayment is made after the second anniversary of the closing and up to the day immediately preceding the third anniversary of the closing, or (ii) $150,000, if such prepayment is made after the third anniversary of the closing and up to the day immediately preceding the fourth anniversary of the closing; and

(c)	delete the financial covenants requiring the Company to maintain a certain leverage ratio, a fixed charge coverage ratio, and a minimum cash balance.

The Company's obligations under the Amended and Restated Credit Agreement continue to be guaranteed by the Guarantor, pursuant to an Amended and Restated Continuing Guaranty dated as of December 17, 2012, and will be guaranteed by any future domestic subsidiaries of the Company.

Pursuant to an Amended and Restated Security Agreement dated as of December 17, 2012, among the Company, the Guarantor and ICON, the Company's obligations under the Amended and Restated Credit Agreement continue to be secured (with certain exceptions) by first priority security interests on all of its assets, and the Guarantor's guarantee continues to be (and any future domestic subsidiary's guarantee will be) secured by first priority security interests in all of their assets.

As discussed above, subsequent to December 31, 2012 the Company defaulted on all its debt agreements.

Recent Accounting Pronouncements

No recent accounting pronouncements had any material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Platinum Energy Solutions, Inc.:

We have audited the consolidated balance sheets of Platinum Energy Solutions, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Energy Solutions, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, subsequent to December 31, 2012, the Company has defaulted on substantially all of its credit agreements. The Company does not currently expect to have sufficient financial resources to make required payments under its credit agreements, or to repay or refinance those obligations prior to their maturities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
August 14, 2013

ITEM 8 - FINANCIAL STATEMENTS
PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,888,055	$10,153,313
Available for sale investment securities	—	4,951,361
Accounts receivable, net of allowance for doubtful accounts of
$2,706,030 and $477,019, respectively	18,205,722	29,429,194
Deferred tax asset	191,762	191,762
Prepayments and other current assets	2,316,887	7,563,820
Inventory	1,859,499	5,272,073
Total current assets	31,461,925	57,561,523
Property and equipment, net	125,382,185	165,297,477
Other assets	9,544,869	16,176,743
TOTAL ASSETS	$166,388,979	$239,035,743

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable - Trade	$28,225,764	$10,837,406
Accounts payable - Capital expenditures	169,388	8,114,960
Accrued liabilities	17,612,487	19,265,030
Customer provided financing	—	9,627,129
Line of credit	—	18,958,512
Total current liabilities	46,007,639	66,803,037
Long-term debt	184,053,452	167,689,860
Customer provided financing	—	3,500,000
Amounts due to affiliates	8,423,194	11,105,056
Deferred tax liabilities	1,091,354	1,562,942
Long-term accrued liabilities	166,068	—
TOTAL LIABILITIES	239,741,707	250,660,895

Commitments and contingencies (see Note 13)

SHAREHOLDERS’ DEFICIT:
Preferred stock Series A, $0.001 par value; 20,000 shares authorized,
issued and outstanding	20	20
Preferred stock Series B, $0.001 par value; 13,500 shares authorized;
13,500 and zero shares issued and outstanding, respectively	14	—
Common stock, $0.001 par value; 99,996,000 shares authorized;
16,347,962 and 15,535,229 shares issued and outstanding, respectively	16,348	15,535
Additional paid in capital	39,838,460	25,240,012
Accumulated other comprehensive income	—	35,434
Accumulated deficit	(115,740,315)	(39,782,294)

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

Total shareholders’ deficit	(75,885,473)	(14,491,293)
Noncontrolling interest	2,532,745	2,866,141
Total Platinum shareholders’ deficit	(73,352,728)	(11,625,152)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$166,388,979	$239,035,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011
Revenue	$153,145,110	$41,710,019
Cost of services, excluding depreciation	(134,157,102)	(39,537,503)
Loss on vendor settlements	(20,239,443)	—
Loss on disposal of assets	(235,133)	—
Depreciation	(29,973,296)	(8,114,955)
General and administrative expense	(15,222,033)	(10,296,761)
Loss from operations	(46,681,897)	(16,239,200)
Interest expense, net	(29,978,274)	(18,614,484)
Other income	55,012	—
Loss before income tax	(76,605,159)	(34,853,684)
Income tax benefit	313,742	242,189
Net loss	(76,291,417)	(34,611,495)
Net loss attributable to noncontrolling interests	(333,396)	(360,548)
Net loss attributable to Platinum	$(75,958,021)	$(34,250,947)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, before tax	$(35,434)	$52,055
Income tax related to other comprehensive loss	—	—
Other comprehensive gain (loss), net of tax	(35,434)	52,055
Comprehensive loss, net of tax	(75,993,455)	(34,559,440)
Less: comprehensive net loss attributable to the noncontrolling interest	(333,396)	(360,548)
Comprehensive net loss attributable to Platinum	$(75,660,059)	$(34,198,892)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS,, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,291,417)		$(34,611,495)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, excluding impairment of coiled tubing assets	22,213,632		8,114,955
Depreciation, impairment of coiled tubing assets	7,759,664		—
Amortization of debt issuance cost and debt discount	4,818,393		2,936,823
Loss on vendor settlements	20,239,443		—
Increase of allowance for doubtful accounts	2,229,011	—	—
Loss on disposal of assets	235,133		—
Deferred income taxes	(305,520)		(242,189)
Stock-based compensation expense	1,203,848		1,130,567
Write-off of deferred equity offering costs	2,273,805		—
Changes in current assets and liabilities	6,573,774		4,227,532
Net cash used in operating activities	(9,050,234)		(18,443,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—		(5,630,457)
Sale of investment securities	4,915,927		2,883,658
Purchase of and deposits for property and equipment	(2,038,577)		(148,739,848)
Equipment lease deposits	(89,588)		(2,133,387)
Other	—		6,986
Net cash provided by (used in) investing activities	2,787,762		(153,613,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for financed insurance arrangements	(3,676,139)		—
Proceeds from issuance of preferred stock	—		20,000,000
Proceeds from issuance of common stock	13,530,569		—
Payments to noncontrolling interests, net	—		215,600
Proceeds from lines of credit	—		16,915,401
Release of cash pledged as collateral	—		6,637,493
Repayment of lines of credit	(18,958,512)		(6,746,889)
Gross proceeds from issuance of Icon term loan	15,000,000		—
Payment of debt costs regarding Icon term loan	(367,700)		—
Payment of equity offering costs	(531,004)		(1,742,802)
Payment of debt issuance cost	—		(14,428,830)
Net proceeds from issuance of senior notes	—		159,928,600
Net cash provided by financing activities	4,997,214		180,778,573

Net increase in cash and cash equivalents	(1,265,258)		8,721,718
Cash and cash equivalents—Beginning	10,153,313		1,431,595
Cash and cash equivalents—Ending	$8,888,055		$10,153,313

PLATINUM ENERGY SOLUTIONS,, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$25,272,645	$78,542
Taxes paid	$52,248	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Increase in property and equipment in accounts payable	$8,204,121	$8,630,775

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Return of restricted cash to a customer	$—	$(10,000,000)
Interest paid-in-kind	$—	$8,102,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT Year Ended December 31, 2011

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional	Accumulated Other Compre- hensive		Non-	Total
	Shares	Par	Shares	Par	Shares	Par	Paid-in Capital	Income (Loss)	Accumulated Deficit	controlling Interest	Stockholders' Deficit
Balance as of December 31, 2010	1,190,000	$1,190	—	$—	—	$—	$2,973,810	$(16,621)	$(5,531,347)	$—	$(2,572,968)
Issuance of stock awards	4,448,268	4,448	—	—	—	—	992,649	—	—	—	997,097
Issuance of Preferred Stock Series A	—	—	20,000	20	—	—	15,793,772	—	—	—	15,793,792
Common stock issued to preferred stock holders	9,896,960	9,897	—	—	—	—	4,196,311	—	—	—	4,206,208
Unexercised warrants issued to holders of the Senior Notes	—	—	—	—	—	—	1,150,000	—	—	—	1,150,000
Issuance of stock options	—	—	—	—	—	—	133,470	—	—	—	133,470
Amounts attributed to noncontrolling interests for the acquisition of a variable interest entity	—	—	—	—	—	—	—	—	—	2,646,064	2,646,064
Contribution from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	580,625	580,625
Net loss	—	—	—	—	—	—	—	—	(34,250,947)	(360,548)	(34,611,495)
Unrealized gain on investment securities	—	—	—	—	—	—	—	52,055	—	—	52,055
Balance as of December 31, 2011	15,535,228	$15,535	20,000	$20	—	$—	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)

PLATINUM ENERGY SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT Year Ended December 31, 2012

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional	Accumulated Other Compre- hensive		Non-	Total
	Shares	Par	Shares	Par	Shares	Par	Paid-in Capital	Income (Loss)	Accumulated Deficit	controlling Interest	Stockholders' Deficit
Balance as of December 31, 2011	15,535,228	$15,535	20,000	$20	—	$—	$25,240,012	$35,434	$(39,782,294)	$2,866,141	$(11,625,152)
Issuance of stock awards and stock-based compensation	201,347	201			—	—	932,657	—	—	—	932,858
Issuance of stock options and stock-based compensation	—	—			—	—	270,990	—	—	—	270,990
Issuance of common stock, net of issuance costs	2,700,000	2,700			—	—	13,362,157				13,364,857
Conversion of common stock to preferred stock	(2,700,000)	(2,700)			13,500	14	2,686	—	—	—	—
Issuance of common stock from exercise of convertible warrants	611,387	612					29,958	—	—	—	30,570
Unrealized loss on investment securities	—	—			—	—	—	(35,434)	—	—	(35,434)
Net loss	—	—			—	—	—	—	(75,958,021)	(333,396)	(76,291,417)
Balance as of December 31, 2012	16,347,962	$16,348	20,000	$20	13,500	$14	$39,838,460	$—	$(115,740,315)	$2,532,745	$(73,352,728)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLATINUM ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Nature of Operations and Liquidity

Platinum Energy Solutions, Inc. (collectively, with its subsidiary, the “Company,” “we,” or “Platinum”) was incorporated in Nevada on September 7, 2010. We are a Houston, Texas based oilfield services provider specializing in hydraulic fracturing, coiled tubing and other pressure pumping services; our three reportable segments. In March 2011, we commenced operations, following the lease of certain pressure pumping and coil tubing equipment from a related party and, therefore, ceased to be a development stage company. Our hydraulic fracturing segment began operations in August 2011 in the Eagle Ford Shale.

Our ability to satisfy debt service obligations, fund operations, and fund future capital expenditures will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions, market conditions in the E&P industry and financial, business and other factors, many of which are beyond our control. The Company did not make the second interest payment on the Senior Notes of $12.4 million due on March 1, 2013. Following a 30-day grace period, the failure to make this payment constituted an event of default on March 31, 2013 and, accordingly, the full amount of the Senior Notes outstanding of approximately $165 million as of December 31, 2012 became callable by the lender. This default also resulted in a cross-default under our ICON credit agreement under which $15 million was outstanding at December 31, 2012. Subsequent to March 1, 2013, other technical events of default may have occurred related to our Senior Notes and other operating agreements. The Company is currently in discussions with the bondholders to exchange the Senior Notes for a combination of debt and equity. We currently do not expect to have sufficient financial resources to pay interest, including overdue interest, on the Senior Notes or the ICON credit agreement, or to repay the Senior Notes or the ICON credit agreement at their maturity and, in light of our recent operating results, do not expect to be able to refinance the Senior Notes or the ICON credit agreement prior to that time. We also believe that our cash on hand and our expected operating performance will be inadequate to meet operational needs for the next twelve months if the exchange offer and related transactions are not completed. If we fail to complete the exchange offer or otherwise refinance our existing debt agreements, we will likely be forced to initiate a restructuring through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Basis of Presentation

The consolidated financial statements include the accounts of Platinum and all entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.
Our consolidated financial statements included herein have been prepared pursuant to United States generally accepted accounting principles (“U.S. GAAP”) the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to the consolidation of our variable interest entity, the assessment of our property and equipment regarding useful lives, depreciation and impairment, the valuation of our equity grants made to employees and non-employees (directors and certain vendors), contingent liabilities, and the realizability of deferred tax assets. Actual results could differ from those estimates as new events occur, additional information is obtained and the Company’s operating environment changes.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a remaining maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

(b) Restricted Cash

We classify as restricted cash highly liquid investments that otherwise would qualify as cash equivalents, but are restricted in usage and are, therefore, unavailable to us for general purposes. As of December 31, 2012 and 2011, none of our cash was restricted.

(c) Investment Securities

Investment securities consist of U.S. Treasury securities. The Company classifies its securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held to maturity are classified as available for sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at historical cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

In February 2012, we liquidated our investment securities.

(d) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the amount we bill to customers and are ordinarily due within 30 days of receipt of invoice. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, communications with our customers, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded on a specific identification basis when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. Historically, our provisions have been low as our significant customers are large oil and gas companies.

(e) Inventory

Inventory for our hydraulic fracturing segment generally consists of materials consumed in the delivery of our services, such as sand, consumable spare parts, guar gum and various chemicals. Inventory is stated at the lower of average cost or market on a first-in, first-out basis. As of December 31, 2012 and 2011, our inventory consisted primarily of sand stored at various facilities.

(f) Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated, net of applicable salvage value, over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset or the remaining lease term of the related assets, whichever is shorter. Depreciation is provided, upon the place-in-service date, using the straight-line method over the estimated useful lives of the assets, which are estimated to range from 1.5 to 7 years. Depreciation on amounts recorded as construction in process begins when the asset is placed in service. Depreciation on assets that are held for sale is stopped in the monthly period following the point in time when the criteria for assets held for sale are met.

(g) Long-Lived Assets

Our long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value which is the discounted cash flows expected to be generated by that asset or asset group. Fair value can be determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2012, a triggering event existed which required our coiled tubing asset group be tested for possible impairment. As a result, we incurred a $7.8 million impairment of such assets that was recognized as depreciation expense in 2012. No impairment analysis was considered necessary and no impairments were recorded in 2011.

(h) Income Taxes

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

We record estimated reserves for uncertain tax positions if the position does not meet a more-likely-than-not threshold to be sustained upon review by taxing authorities. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized as benefits in the first subsequent financial reporting period in which that threshold is met. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, within the provision for income taxes.

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

(i) Revenue Recognition

Our services are generally sold based upon contracts with our customers that include fixed or determinable prices, and do not include right of return provisions or other significant post-delivery obligations. We recognize revenue as the services are rendered, which is typically on a per day, per stage, per hour, or similar basis, and when collectability is reasonably assured.

(j) Share-Based Awards

The Company accounts for share-based awards issued to employees and non-employees in accordance with the accounting guidance on share-based payments. Accordingly, employee share-based compensation is recognized as an expense over the requisite service period (or the vesting period in the case of restricted stock or stock options) and is measured at the grant date fair value of the award, but only to the extent of share-based award that ultimately vest. The grant date fair value of stock option awards is estimated using the Black-Scholes option-pricing model. Non-employee share-based awards are expensed, on a fair value basis, over the period in which the related services are rendered. The Company adjusts the recognized share-based compensation expense on a periodic basis (quarterly, annually and inception to date).

(k) Fair Value

The carrying amounts of our financial instruments, consisting of cash equivalents, accounts receivable, accounts payable, accrued expenses, customer advances, and our line of credit, approximate their fair values due to their relatively short maturities. The fair value of our long-term debt is estimated based on quoted market prices.

(l) Debt

Costs incurred in connection with the issuance of long-term debt are deferred and charged to interest expense over the term of the related debt. Gains or losses on debt repurchases, redemptions and debt extinguishments include any associated unamortized debt issue costs.

(m) Recently Issued Accounting Pronouncements

No recent accounting pronouncements had any material effect on our financial statements.

NOTE 3—FAIR MARKET VALUE MEASUREMENTS

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets
December 31, 2012			(Level 1)
Investment securities	$—	$—	$—
December 31, 2011
Investment securities	$4,951,361	$4,951,361	$4,951,361

In February 2012, we liquidated our investment securities.

The carrying amounts of our financial instruments, consisting of cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and our line of credit, approximate their fair values due to their relatively short maturities.

NOTE 4—INVENTORY

Inventory comprised the following:

	December 31, 2012	December 31, 2011
Proppant	$1,440,023	$3,439,221
Consumable materials and supplies	148,303	1,416,157
Chemicals	271,173	416,695
Total inventory	$1,859,499	$5,272,073

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	December 31, 2012	December 31, 2011
Furniture and fixtures	3-5 years	$551,225	$529,239
Vehicles	5-7 years	22,055,388	20,806,245
Equipment	1.5-7 years	128,886,594	148,448,720
Leasehold improvements	2 years	8,630,987	151,289
Construction in progress		2,128,139	3,478,995
		162,252,333	173,414,488
Accumulated depreciation		(36,870,148)	(8,117,011)
		$125,382,185	$165,297,477

Throughout 2012 and 2011, we had open purchase and rental commitments for which we had recorded estimated amounts under the respective commitments in accounts payables and accrued liabilities. We also had recorded estimates related to these commitments for ordered equipment within prepayments and other current assets and property and equipment. We did not have sufficient funds to acquire all of the requested equipment and to maintain such rental payments. In 2013, Platinum finalized settlements with vendors related to these estimated liabilities to reduce the amount of equipment and rental commitments and to reduce the related liabilities. As a result of finalizing these negotiations, estimated balances as of December 31, 2012 were adjusted to the negotiated amounts. In most cases, we recognized a loss on these various settlements. The total amount of loss recognized in 2012 was $20.2 million. The total amount of asset reduction recognized due to these negotiations was $53.0 million in total assets and $31.7 million in total fixed assets. As a result of these reductions in assets, property and equipment only included $0.5 million of deposits on equipment not yet delivered to the Company as of December 31, 2012, versus $20.7 million as of December 31, 2011.

Due to continued net operating losses incurred by our coiled tubing and other pressure pumping services segment, we evaluated the assets in this segment for impairment. This evaluation required us to estimate the fair value of the assets by making assumptions about the future cash flows generated by the assets and discount rates a market participant would require from the use of the assets. The fair value estimate is a Level 3 fair value measurement as there are no observable inputs or market transactions related to these assets. As a result, we incurred a $7.8 million impairment of such assets that was included in 2012 depreciation expense.

NOTE 6—DEFERRED REVENUE

During 2010, we received a total of $20.0 million in advances under the terms of two separate customer contracts related to multi-year well services contracts. The agreement with one customer stipulated that $10.0 million be placed into an escrow account in the name of the Company to be used to offset future billings made to that customer as services were delivered. In March 2011, the $10.0 million was returned to that customer. There were no restrictions on the use of the $10.0 million received from the other customer. In December 2011, we received an additional $6.9 million advance under the other customer contract and there were no restrictions on the use of the additional $6.9 million. As of December 31, 2012, there were no remaining advances as $5.5 million of advances were offset against outstanding accounts receivables. As of December 31, 2011, the short-term and long-term balances of these advances were $9.6 million and $3.5 million, respectively. These balances are included in deferred revenue in the accompanying consolidated balance sheets, which is earned per the terms of the customer contract as services are delivered. During 2012 and 2011, $7.6 million and $3.8 million of these advances were earned and are included in revenue.

NOTE 7—DEBT

	December 31,
	2012	2011
Short-Term Debt:
JPMorgan Line of Credit, variable rate, due June 2014	$—	$15,000,000
Morgan Stanley Facility (Line of Credit), indefinite term	—	3,958,512
	$—	$18,958,512

Long-Term Debt:
Original Senior Notes, $115 million face value, 14.25% fixed rate, due March 2015	$112,706,607	$111,917,911
Capitalized Paid-in-kind Interest Payment (regarding the Original Senior Notes),
14.25% fixed rate, due March 2015	8,102,711	8,102,711
Additional Senior Notes, $50 million face value, 14.25% fixed rate, due March 2015	48,244,134	47,669,238
Icon Term Loan, variable rate, due January 2017	15,000,000	—
	$184,053,452	$167,689,860

As discussed in Note 1, subsequent to December 31, 2012 we went into default under all of our debt agreements.

Portfolio Loan Account Facility

In 2010, we established a portfolio loan account facility with Morgan Stanley Bank, N.A., which we refer to as the Morgan Stanley Facility, in an initial available amount of $8.8 million. The facility was subsequently reduced due to reductions in the balance of pledged collateral to $4.0 million as of December 31, 2011. Drawings on the facility are available on a revolving line of credit basis and bear interest at a variable rate equal to Morgan Stanley Bank, N.A.’s base lending rate in effect from time to time plus a certain percentage that can vary based on the amount drawn. Amounts drawn under the Morgan Stanley Facility may be repaid and re-borrowed by the Company from time to time. The Morgan Stanley Facility has an indefinite term.

The Morgan Stanley Facility is secured by investment securities maintained, from time to time, at Morgan Stanley Bank, N.A., which were originally acquired with a portion of an advance from a customer. The Morgan Stanley Facility is not secured by any other assets and does not impose any covenant obligations on the Company.

We have used the proceeds of our drawings under the Morgan Stanley Facility to pay for certain costs relating to the manufacture of our fracturing fleets and for general liquidity purposes. As of December 31, 2011, there was approximately $4.0 million outstanding under the Morgan Stanley Facility. In February 2012, we sold the investment securities and repaid the outstanding balance under the Morgan Stanley Facility. The average interest rates for 2012 and 2011 were 0.56% and 2.8%, respectively. There was no outstanding balance and no availability under the Morgan Stanley Facility as of December 31, 2012.

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

Unamortized debt issuance costs associated with the Original Senior Notes were $6.9 million and $9.2 million as of December 31, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Original Senior Notes using the effective interest method.

The first interest payment on the Original Senior Notes, in the amount of $8.1 million, which was due on September 1, 2011, was paid-in-kind and added to the principal amount of the Original Senior Notes pursuant to its terms.

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

September 2011 Senior Secured Notes

On September 29, 2011, we completed a private offering of an additional $50 million aggregate principal amount of our 14.25% Senior Secured Notes due March 2015 (the “Additional Senior Notes”) under the indenture governing the Original Senior Notes. The Additional Senior Notes and the Original Senior Notes (collectively, the “Senior Notes”) are treated as a single series for purposes of such indenture, as amended. In connection with the offering of the Additional Senior Notes, we obtained the consent of holders of a majority in aggregate principal amount of outstanding Original Senior Notes to certain amendments to the indenture to (i) increase certain permitted indebtedness under our indenture from $35 million to $50 million in aggregate principal amount to allow for the issuance of the Additional Senior Notes and eliminate the requirement that the proceeds of the issuance of such Additional Senior Notes be used by us solely for the purpose of acquiring equipment, and (ii) amend the covenant relating to the maximum amount of capital expenditures permitted to be incurred in any fiscal year from $10 million to $30 million effective in the fiscal year commencing in 2012 (and increase from $113 million to $160 million the exclusion for anticipated expenditures for new equipment thereunder).

In addition, we agreed that if we complete, on or prior to June 30, 2012, an equity offering (an underwritten initial public offering of our common stock) with net cash proceeds to us in excess of $100 million, we would redeem that amount of Senior Notes whose aggregate redemption price is at least equal to the amount of such excess over $100 million.

The Additional Senior Notes were issued at a discount such that the cash received was equal to approximately 95% of the principal amount of the Additional Senior Notes. Accordingly, we recognized a $2.5 million discount on the Additional Senior Notes that is being amortized over the life of the Additional Senior Notes using the effective interest method. Unamortized debt issuance costs associated with the Additional Senior Notes were $2.2 million and $2.9 million as of December 31, 2012 and December 31, 2011, respectively. These debt issue costs are included in Other assets and are being amortized over the term of the Additional Senior Notes using the effective interest method.

The balance of our Senior Notes at December 31, 2012 and December 31, 2011, net of the unamortized discount, totaled $169.1 million and $167.7 million, respectively. As of December 31, 2012 and December 31, 2011, the fair value of our Senior Notes was $83.1 million and $174.8 million, respectively, based on quoted market prices, including the $8.1 million paid-in-kind interest capitalized on September 1, 2011.

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

JPMorgan Credit Agreement

On December 28, 2011, we entered into an asset based revolving credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as amended on May 11, 2012, which we refer to as the “Credit Agreement.” Subject to a borrowing base consisting of certain eligible accounts receivable and inventory, an amount up to $15.0 million was made available to us under the Credit Agreement and, on December 29, 2011, we borrowed the full $15.0 million amount available to us pursuant to a revolving note made by us in favor of JPMorgan as lender. The Credit Agreement includes borrowing capacity available for letters of credit. Revolving loans are available under the Credit Agreement for working capital and other general corporate purposes. The revolving line of credit will terminate on June 30, 2014, and no further advances may be made to us thereafter. We used the proceeds of our initial borrowing under the Credit Agreement to pay for certain capital expenditures, including three of our coiled tubing units and progress payments on our planned facilities, and for general corporate purposes.

The interest rate applicable to the Credit Agreement is, at our option, either LIBOR plus a margin ranging from 2.25% to 3.50% (depending on our total leverage ratio) or, the JPMorgan prime rate, called “CBFR”, plus a margin ranging from 1.00% to 2.50% (depending upon such total leverage ratio). The CBFR rate is the higher of (i) the interest rate publicly announced by JPMorgan as its prime rate and (ii) the adjusted LIBOR rate as calculated by JPMorgan. We will pay a non-use fee of 0.25% on the daily average undrawn portion of the commitment under the Credit Agreement. The average interest rates for 2012 and 2011 were 3.02% and 2.8%, respectively.

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

December 2012 Term Loan

On December 17, 2012, the Company, the lenders named in the Credit Agreement and ICON Agent, LLC (“ICON”), as agent for the lenders, amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). In the Amended and Restated Credit Agreement, JPMorgan assigned to ICON its entire right, title and interest in the Credit Agreement and the documents related thereto. In connection therewith, on December 17, 2012, the Company issued the Amended and Restated Notes to ICON, as agent for the lenders, in the aggregate amount of $15,000,000 (the “Amended and Restated Notes”). The material amendments of the Amended and Restated Credit Agreement:

(a)
convert the revolving line of credit to an interest-only term loan maturing on January 1, 2017 in a principal amount equal to $15,000,000, bearing interest at the variable rate equal to (i) the greater of LIBOR and one percent (1%) on an annualized basis, plus (ii) nine percent (9%);

(b)
allow voluntary prepayments of the entire principal amount of the term loan outstanding beginning on the second anniversary of the closing (December 17, 2014), provided the Company pays an early payment fee equal to (i) $525,000, if such prepayment is made after the second anniversary of the closing and up to the day immediately preceding the third anniversary of the closing, or (ii) $150,000, if such prepayment is made after the third anniversary of the closing and up to the day immediately preceding the fourth anniversary of the closing; and

(c)	delete the financial covenants requiring the Company to maintain a certain leverage ratio, a fixed charge coverage ratio, and a minimum cash balance.

The Company's obligations under the Amended and Restated Credit Agreement continue to be guaranteed by the Guarantor, pursuant to an Amended and Restated Continuing Guaranty dated as of December 17, 2012, and will be guaranteed by any future domestic subsidiaries of the Company.

Pursuant to an Amended and Restated Security Agreement dated as of December 17, 2012, among the Company, the Guarantor and ICON, the Company's obligations under the Amended and Restated Credit Agreement continue to be secured (with certain exceptions) by first priority security interests on all of its assets, and the Guarantor's guarantee continues to be (and any future domestic subsidiary's guarantee will be) secured by first priority security interests in all of their assets.

NOTE 8— STOCKHOLDERS’ DEFICIT

Common Stock

On February 28, 2011, the Company’s board of directors approved a one-for-ten reverse common stock split, which became effective on that date. On January 6, 2012, the Company's board of directors approved a one-for-five reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in this report have been adjusted to give effect to these reverse splits. As no change was made to the par value of the common shares, a total of $62,140 was reclassified from common stock to additional paid-in capital as of December 31, 2011 in regards to the January 6, 2012 transaction. No fractional shares were issued in connection with the reverse stock split on January 6, 2012, and in lieu thereof, the number of shares of common stock held by any stockholder who would otherwise have been entitled to a fractional share was rounded up to the next highest full share.

Preferred Stock

Series A Preferred Stock

On March 3, 2011, we issued 20,000 shares of Series A Preferred Stock for $20 million. The Series A Preferred Stock is not convertible and has a liquidation preference of up to $40.0 million. The Preferred Stock is not redeemable unless the Company completes an initial public offering, at which time the Preferred Stock is redeemable at a redemption price equal to the original purchase price. The Series A Preferred Stock holders also acquired 9,896,960 shares of the Company’s common stock.

Series B Preferred Stock

On March 30, 2012, we issued 2,700,000 shares of common stock, that are immediately exchangeable into 13,500 shares of Series B Preferred Stock upon approval of the issuance of the preferred stock by the stockholders of the Company, for $13.5 million. The Series B Preferred Stock is convertible to common stock at a ratio of 200 to 1 and is entitled to dividends of 5% per annum of the purchase price per share, payable either in cash or stock on a quarterly basis. The Series B Preferred Stock is redeemable upon the Company’s completion of an initial public offering at a redemption price equal to or more than the original purchase price. The purchasers of the Series B preferred stock also received 1,037,968 warrants, each convertible into one share of common stock at an exercise price of $3.00 per share. We allocated $1,620,000 of the proceeds to the warrants, which was recorded as additional paid-in capital, based on the relative fair values of the stock and the warrants at the time of issuance of the securities. On April 30, 2012, the Series B Preferred Stock were approved for issuance. As of December 31, 2012, a total of 2,700,000 shares of the common stock had been exchanged for 13,500 shares of Series B Preferred Stock. Dividends in arrears related to the Series B Preferred Stock totaled approximately $1,385,867 as of and for the year-to-date period ending December 31, 2012.

NOTE 9—SHARE-BASED AWARDS

Overview

In exchange for services provided, we have issued restricted and unrestricted stock and stock options to employees and non-employees under the 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). We reserved 1,044,817 shares of common stock (or options to purchase common stock) under the 2010 Plan for future issuances, of which 73,011 shares remained available for issuance as of December 31, 2012. The awards typically have a ten-year life and a four-year vesting period.

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

Stock-Based Compensation Expense

The stock-based compensation expense related to all our unvested awards (both restricted stock awards and stock option awards) described above was approximately $1.2 million and $1.1 million for 2012 and 2011, respectively, and was primarily included in general and administrative expenses. The remaining unrecognized stock-based compensation expense as of December 31, 2012 of approximately $1.5 million will be recognized over the average remaining vesting period of approximately 2.1 years.

Stock Options

During the first quarter of 2012, the Company granted 30,000 stock options to a key employee under the 2010 Plan. The stock options entitle the recipient to purchase shares of our common stock at an exercise price of $3.50 per share at any time over the options’ ten-year life, subject to the options’ four-year vesting schedule.

The assumptions used in arriving at the $1.98 fair value of the option grant during the first quarter 2012 are as follows:

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

Restricted Stock

During 2012, the Company granted a number of shares of restricted stock. In the first quarter of 2012, a member of the board of directors and a key employee were granted 35,000 shares of restricted stock under the 2010 plan. The grant-date fair value of these restricted shares was determined to be $3.50 per share, based on the estimated market value of our non-publicly traded common stock at the date of grant.

During the second quarter of 2012, the Company granted 166,347 shares of restricted shares to certain Directors under the 2010 Plan in connection with the Directors' annual compensation. The grant-date fair value of the restricted shares was determined to be $3.00 per share, based on the estimated market value of our non-publicly traded common stock at the date of grant. The Company has the right to reacquire the restricted shares for $0.001 per share over the vesting period ranging from 12 to 24 months from the date of grants.

NOTE 10—INCOME TAXES

The consolidated effective tax rate of approximately 0.4% and 0.7% for 2012 and 2011 is lower than the federal statutory rate as the majority of our income tax benefits were not recognized. This is because we are not able to conclude that it is more likely than not that we will be able to use these loss carryforwards and, as such, have provided a corresponding valuation allowance. For 2012, our net income tax benefit of $313,742 related to the losses of our consolidated variable interest entity, which files a separate tax return.

The 2012 and 2011 benefit for income taxes consists of the following:

	2012	2011
Current	$—	$—
Deferred	(313,742)	(242,189)
Total income tax benefit	$(313,742)	$(242,189)

A reconciliation of the differences between our 2012 and 2011 income taxes computed at the U.S. statutory rate and our income taxes as reported is summarized as follows:

	2012		2011
	Amount	Rate	Amount	Rate
U.S. statutory rate	$(26,811,805)	(35.0)%	$(12,198,790)	(35.0)%
Valuation allowance	26,673,744	34.8%	11,632,604	33.4%
Other	(175,681)	(0.2)%	323,997	0.9%
Income tax benefit	$(313,742)	(0.4)%	$(242,189)	(0.7)%

Our consolidated effective income tax rate for 2012 and 2011 0.4% and 0.7%, respectively. These effective tax rates are less than the applicable statutory rates due to establishment of a valuation allowance against certain deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Operating loss carryforwards	$68,832,350	$47,949,297
State operating loss	2,321,677	—
Deferred revenue	1,957,310	3,325,000
Amortizable start-up cost	1,902,623	2,013,333
Accrued expenses	1,763,026	1,754,622
Other	1,016,496	191,762
Subtotal	77,793,482	55,234,014
Deferred tax liabilities:
Depreciation on property and equipment	(36,311,329)	(42,400,912)
Share-based awards	(452,848)	(471,519)
Other	(220,370)	(168,060)
Subtotal	(36,984,547)	(43,040,491)
Total deferred tax assets	40,808,935	12,193,523
Valuation allowance	(41,866,374)	(13,564,703)
Net deferred tax liabilities	$(1,057,439)	$(1,371,180)

As of December 31, 2012, we had deferred tax assets of $68.8 million relating to $195.7 million of net operating loss
(“NOL”) carryforwards. The NOL carryforwards can be used to reduce our income taxes payable in future years. These NOLs could expire starting in 2031 through 2032. Also, we have deferred tax assets of $2.3 million related to state NOLs, which will expire at varying times. We have recognized a $41.9 million valuation allowance related to these NOLs and other deferred tax assets. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings prior to the expiration of the NOL carryforwards.

Uncertain Tax Positions

We recognize a benefit for uncertainty in income taxes if we determine that a position is more likely than not of being sustained, based solely on the technical merits of the position. We recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, when (i) there is a completion of a tax audit and there is a remote chance of the audit being reopened, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. If a previously recognized uncertain tax benefit no longer meets the requirements for being recognized, then we adjust our tax benefits. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by tax authorities could have a material impact on our effective tax rate in future periods.

As of December 31, 2012 and 2011, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions.

From time to time, our periodic tax returns are subject to review and examination by various tax authorities, tax years
2010 through 2012 remain open to examination.

NOTE 11—VARIABLE INTEREST ENTITY

We account for variable interest entities (VIEs) in accordance with FASB ASC Topic 810, Consolidation. On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. (“WSB”) and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC. (“CT”) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). Due to a protective right included in the lease agreement that enables the sole shareholder of the WSB Business to sell to us the assets subject to the lease purchase agreement upon the occurrence of certain events, we determined that PP, CT and MWST are variable interest entities. We further determined that we are the primary beneficiary of PP, CT and MWST because the lease provides us with full control of all of the operating assets of PP, CT and MWST. As of December 31, 2012, the combined financial statements of PP, CT and MWST had $12.3 million in total assets and $9.8 million in total liabilities.

We obtained control of the WSB Business effective March 3, 2011. In accordance with FASB ASC Topic 805, Business Combinations, we account for the acquisition of the WSB Business using the acquisition method which requires an acquirer to recognize and measure the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of the net assets acquired, net of tax, was $2,646,064, which was recognized as non-controlling interests.

See Note 16 for discussion of a subsequent event affecting the above lease agreement.

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

On March 3, 2011, we entered into a lease agreement with WSB and two of its wholly owned entities, PP and CT, to lease certain pressure pumping and coil tubing equipment. These entities are controlled by our CEO. The term of the lease is for two years ending on March 2, 2013. Under the terms of the lease, we pay WSB a monthly fee of $210,000 per month over a term of two years. Should there be a change of control in the Company, we may, at the option of the lessor, be obligated to purchase the assets subject to the lease agreement for an amount equal to the greater of:

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

The amounts due to affiliates are unsecured, interest free and has no fixed term of repayment. The calculation of amounts due to affiliates, non-current, is as follows:

Balance as of December 31, 2011	$11,105,056
Lease payments to the WSB Business	(2,520,000)
Other, net	(161,862)
Balance as of December 31, 2012	$8,423,194

NOTE 13—COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred.

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

The Company is a nominal party in a shareholder derivative suit: Starstream Capital LLC v. Charles L Moncla Jr., et. al. The Special Litigation Committee (“SLC”) convened by the Board of Directors issued its findings and we moved for dismissal based on the SLC findings and Texas law. The Plaintiffs in this suit have requested additional discovery before the motion to dismiss is heard. The court granted their motion during the week of July 15, 2013. This matter is covered by Directors & Officers (D&O) insurance and should represent only a negligible risk of loss.

We have operating lease commitments expiring at various dates, principally for office space, real estate, railcars, and vehicles. Rental expense relating to operating leases was $7.6 million and $4.0 million during 2012 and 2011, respectively. As of December 31, 2012, future minimum rental payments related to noncancellable operating leases were as follows: 2013—$3.3 million, 2014—$2.3 million, 2015—$2.3 million, 2016—$2.1 million, 2017—$1.4 million, thereafter—$1.2 million, and in the aggregate—$12.6 million.
The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are as follows: 2013—$3.3 million, 2014—$2.3 million, 2015—$2.3 million, 2016—$2.1 million, thereafter—$1.4 million , and in the aggregate—$12.6 million. Total operating lease rental expense for 2011 and 2012 were $0.5 million and $3.8 million, respectively.
We had a commitment to purchase 100,000 gallons of guar gum per month, a necessary input for our hydraulic fracturing services, at prevailing market prices, commencing in September 2011. The agreement expired in August 2012.
We had a commitment to purchase 150,000 tons of sand per year from one supplier, a necessary input for our hydraulic fracturing services, with the option to increase it to 300,000 tons per year. The agreement commenced in July 2011 and expired in July 2012. All sand is purchased on an as-needed basis.
We have a commitment to purchase 10,000 tons of sand per month from another supplier. This take-or-pay agreement commenced in October 2011 and expires in September 2013, unless extended, by mutual agreement, for additional six-month terms. For a discussion of subsequent events regarding this contract, see the "flexFrac Proppant Sand Suppliers, LLC Agreements" section of Note 16—Subsequent Events.
We have commitments with third parties for the purchase of well services equipment for our third hydraulic fracturing fleet. The total purchase commitment as of December 31, 2012 was approximately $30.7 million, payable in increments due before each piece of equipment is delivered. The Company made payments during 2012 of $25.8 million toward such commitments.

We have commitments for the purchase of well services equipment for fourth and fifth hydraulic fracturing fleets with two third-party vendors. The purchase commitments as of December 31, 2012 were approximately $33.1 million and $32.7 million, respectively, payable in increments due before each piece of equipment is delivered. The Company made cash deposits during 2011 of $9.2 million and $4.1 million, respectively, toward such commitments.

As of December 31, 2012 and December 31, 2011, Accounts payable—Capital expenditures in the Company's consolidated balance sheet includes approximately $0.2 million and $8.1 million, respectively, related to equipment purchase commitments.

Our original business plan contemplated, among other things, the acquisition of up to five high-specification hydraulic fracturing fleets. The acquisition of equipment for additional fleets would require significant capital. In connection with our original business plan we submitted various purchase orders to vendors for additional equipment, but later informed them that, in light of current market conditions and the withdrawal of our initial public offering, we did not require the equipment in the time frame contemplated in the original orders. During 2012, we began working with each vendor to defer these purchases until such time that market demand requires the additional equipment. See Note 16—Subsequent Events, for further discussion regarding these equipment purchases.

Our ability to purchase additional equipment to continue to expand our existing fleets, and the timing of any such acquisitions, is impacted by the market demand for our services and could have a material impact on our operations. Any additional equipment purchases by the Company would be contingent on raising additional capital.

In the normal course of business, the Company is subject to various taxes in the jurisdictions in which it operates. The determination of whether or not certain transactions are taxable requires management to make judgments based on interpretation of applicable tax rules. The Company’s December 31, 2012 consolidated balance sheet includes an accrual for certain non-income tax exposures in Accrued expenses.

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

Summarized 2012 and 2011 financial information concerning our segments is shown in the following tables. We use the same accounting policies to prepare our business segment results as are used to prepare our consolidated financial statements.

Year Ended	Hydraulic		Other Pressure	Corporate
December 31, 2012	Fracturing	Coil Tubing	Pumping	and Other(2)	Consolidated
Revenues	$141,082,266	$6,460,018	$5,602,826	$—	$153,145,110
Cost of services, excluding depreciation	(120,421,998)	(5,517,692)	(4,537,303)	(3,680,109)	(134,157,102)
Gross profit (loss)(1)	20,660,268	942,326	1,065,523	(3,680,109)	18,988,008
Depreciation	(16,857,798)	(11,894,809)	(1,130,970)	(89,719)	(29,973,296)
General and administrative expense	—	—	—	(15,222,033)	(15,222,033)
Loss on vendor settlements	(20,239,443)	—	—	—	(20,239,443)
Loss on disposal of assets	(351,045)	(8,172)	—	124,084	(235,133)
Operating loss	$(16,788,018)	$(10,960,655)	$(65,447)	$(18,867,777)	$(46,681,897)
Other financial information:
Total assets	$122,799,443	$20,109,559	$4,690,784	$18,789,193	$166,388,979
Capital expenditures, including equipment deposits	$13,471,417	$8,938	$100,502	$—	$13,580,857

Year Ended	Hydraulic		Other Pressure	Corporate
December 31, 2011	Fracturing	Coil Tubing	Pumping	and Other(2)	Consolidated
Revenues	$36,084,916	$3,397,453	$2,227,650	$—	$41,710,019
Cost of services	(31,975,569)	(4,778,175)	(2,276,471)	(507,288)	(39,537,503)
Gross profit (loss)(1)	4,109,347	(1,380,722)	(48,821)	(507,288)	2,172,516
Depreciation	(4,710,894)	(2,455,699)	(948,362)	—	(8,114,955)
General and administrative expense	—	—	—	(10,296,761)	(10,296,761)
Operating loss	$(601,547)	$(3,836,421)	$(997,183)	$(10,804,049)	$(16,239,200)
Other financial information:
Total assets	$173,249,544	$29,346,158	$6,933,086	$29,506,955	$239,035,743
Capital expenditures, including equipment deposits	$129,483,424	$19,185,424	$71,000	$—	$148,739,848

(1)	Gross Profit represents Revenues minus Costs of services, excluding depreciation.

(2)	“Corporate and Other” represents items that are not directly related to a particular operating segment and eliminations.

NOTE 15—SUPPLEMENTAL FINANCIAL INFORMATION

Prepayments consisted of the following:

	December 31, 2012	December 31, 2011
Contractual rights to materials and equipment	$1,069,829	$6,420,228
Insurance	675,182	563,494
Rents and leases	559,875	568,097
Security deposits and permits	12,001	12,001
Total prepayments	$2,316,887	$7,563,820

Other assets consisted of the following:

	December 31, 2012	December 31, 2011
Deferred costs related to
Senior Notes, Original and Additional	$9,082,864	$12,169,964
Equity offering and line of credit	362,511	1,873,392
Security deposits related to operating leases	99,494	2,133,387
Total other assets	$9,544,869	$16,176,743

Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Accrued payroll	$515,615	$1,628,170
Accrued liabilities	3,783,059	2,073,290
Accrued taxes	338,323	1,829,699
Accruals related to various materials and equipment	4,821,751	5,511,491
Accrued interest on Senior Notes	8,153,739	8,222,380
Total accrued liabilities	$17,612,487	$19,265,030

Supplemental cash flow information was as follows for 2012 and 2011:

	2012	2011
Accounts receivable	$3,486,803	$(28,464,341)
Inventory	3,412,574	(5,272,073)
Prepaids and other current assets	(22,041,000)	(7,563,820)
Accounts payable and accrued liabilities	37,524,388	42,400,636
Affiliate Payable	(2,681,862)	—
Deferred revenue	(13,127,129)	3,127,130
Changes in assets and liabilities	$6,573,774	$4,227,532

NOTE 16—SUBSEQUENT EVENTS

Legal Proceedings Update

Starstream Capital LLC v. Charles L Moncla Jr., et. al. The Company is a nominal party in a shareholder derivative suit. The Special Litigation Committee (“SLC”) convened by the Board of Directors issued its findings and we moved for dismissal based on the SLC findings and Texas law. The Plaintiffs in this suit have requested additional discovery before the motion to dismiss is heard. The court granted their motion during the week of July 15, 2013. In response to the granting of the Plaintiff's motion, the Company filed a petition for a writ of mandamus with the Court of Appeals. Upon resolution of the dispute regarding discovery, the court will hear the Company's motion to dismiss. This matter is covered by Directors & Officers (D&O) insurance and should represent only a negligible risk of loss.

Encana Arbitration. The Company is pursuing arbitration against a former customer for interfering with the Company's ability to perform its obligations under contract. Encana has asserted counterclaims, and the matter has been submitted for binding arbitration as required by our Master Services Agreement with Encana . This arbitration was recently commenced and it is too early to predict an outcome. An arbitrator has been selected and arbitration should take place in October or November of 2013. Discovery is currently being conducted. After any offset of amounts advanced by Encana, Platinum has amounts due from Encana of approximately $850,000. Such amount is recorded in accounts receivable as of December 31, 2012.

Default on Original Senior Notes

As discussed in Note 1, the Company did not make the second interest payment on the Senior Notes of $12.4 million due on March 1, 2013. On March 31, 2013, after the expiration of a thirty-day grace period, the failure to make this payment constituted an event of default and, accordingly, the full amount of the Senior Notes outstanding of approximately $165 million as of December 31, 2012 became callable by the lender.

WSB Lease Agreement

The lease purchase agreement regarding the WSB Business assets expired in the first quarter of 2013. The lease agreement was amended on March 1, 2013 providing for a sixty-day extension of the lease term and then a month-to-month term thereafter. The amendment also removed the purchase obligation contained in the original lease.

Keystone Letter Agreement

During 2012, Platinum had ordered equipment from Keystone Oilfield Fabrication, LLC (“Keystone”) and had made deposits in respect of the estimated cost of that equipment. On March 27, 2013, Platinum and Keystone executed a Letter Agreement and Full Discharge and Release. Per the agreement, Platinum took delivery of specified property and equipment in exchange for total deposits paid to Keystone, resulting in a loss of $2.1 million.

Kelley Drye & Warren LLP Fee Resolution

On July 11, 2013, Platinum entered into an agreement with Kelley Drye & Warren LLP in which Platinum agreed to pay $850,000 in order to fully satisfy the estimated amount as of December 31, 2012 of outstanding unpaid legal invoices.

flexFrac Proppant Sand Suppliers, LLC Agreements

Platinum had an agreement with flexFrac Proppant Sand Suppliers, LLC ("flexFrac") under which Platinum was to purchase and flexFrac was to supply sand on a “take-or-pay” basis. On July 18, 2013, Platinum and flexFrac entered into agreement to settle disputes that arose in 2012 regarding Platinum's need for sand and flexFrac's ability to provide that sand. Under that agreement, the “take-or-pay” arrangement was terminated, and we recognized a loss of $6.4 million. Platinum concurrently agreed to make flexFrac a preferred vendor when purchasing frac sand.

UE Manufacturing, LLC Letter Agreement

On August 12, 2011, we entered into an agreement with UE Manufacturing, LLC (“UE”) to purchase various equipment. We made certain prepayments under this agreement, however the equipment was never purchased. On July 24, 2013, we and UE agreed a settlement under which we would to purchase certain equipment and forfeit prepayments we previously made. The initial contract was terminated without further action by either party and the parties released each other from all duties, claims, causes of action, obligations and liabilities under the initial contract. We recognized a loss of $4.8 million related to this settlement.

Stewart & Stevenson Agreement

In 2012, the Company entered into a purchase agreement with Stewart & Stevenson, LLC ("S&S"), for which we made various deposits. In March of 2012, Platinum took delivery of two completed blenders. The total value of the blenders was $2,339,980, and the deposited funds were applied to satisfy that amount. On August 5, 2013, we entered into a letter agreement and mutual release of claims in which we agreed to purchase additional equipment and forfeit other deposits as consideration for a mutual release relating to the original purchase agreement. We recognized a loss of $6.0 million related to this settlement.

Midwest Agreement

As of December 31, 2012, Platinum was no longer using certain railcars leased from Midwest Railcar Corporation ("Midwest"). On July 12, 2013, Platinum entered in to an agreement with Midwest for the early termination of it agreement to lease railcars from Midwest, resulting in a loss of $2.2 million.

Andersons Inc. Agreement

As of December 31, 2012, Platinum was no longer using certain railcars leased from Andersons, Inc. On August 8, 2013, Platinum entered into an agreement with Andersons Inc. for the early termination of its agreement to lease railcars from Andersons Inc. resulting in a loss of $0.9 million.

NOTE 17—FINANCIAL INFORMATION ABOUT THE COMPANY AND THE SUBSIDIARY GUARANTOR

On March 3, 2011 and September 29, 2011, Platinum Energy Solutions, Inc. ("PES") completed the private placement of the 14.25% Senior Secured Notes due March 2015, guaranteed on a senior secured basis by Platinum Pressure Pumping, Inc., a wholly owned subsidiary of PES (“PPP” or the “Guarantor”). The guarantee is full and unconditional and (if additional subsidiary guarantors are added) will be joint and several with such other subsidiary guarantors. The Guarantor is 100% owned by PES. Under the terms of the Indenture for the Senior Notes, as amended, PPP may not sell or otherwise dispose of all or substantially all of its assets to, or merge with or into another entity, other than the Company, unless no default exists under the Indenture, as amended, and the acquirer assumes all of the obligations of the Guarantor under the Indenture, as amended. PES is a holding company with no significant operations, other than through its subsidiary.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of comprehensive loss and consolidated statements of cash flows of PES as parent, PPP as the guarantor subsidiary and non-guarantor entities for the periods reported.

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING BALANCE SHEET December 31, 2012

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,929,141	$3,653,458	$305,456	$—	$8,888,055
Accounts receivable, net	—	18,203,098	2,624	—	18,205,722
Intercompany receivables	193,414,580	—	—	(193,414,580)	—
Deferred tax asset	—	—	191,762	—	191,762
Prepayments and other current assets	737,183	1,579,704	—	—	2,316,887
Inventory	—	1,859,499	—	—	1,859,499
Total current assets	199,080,904	25,295,759	499,842	(193,414,580)	31,461,925
Property and equipment, net	—	113,550,095	11,832,090	—	125,382,185
Other assets	9,454,401	90,468	—	—	9,544,869
Investment in subsidiary	1,000	—	—	(1,000)	—
Total assets	$208,536,305	$138,936,322	$12,331,932	$(193,415,580)	$166,388,979
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable - Trade	$1,243,606	$26,886,258	$95,900	$—	$28,225,764
Accounts payable - Capital expenditures	—	169,388	—	—	169,388
Intercompany payables	—	193,414,580	—	(193,414,580)	—
Accrued liabilities	9,285,824	8,294,107	32,556	—	17,612,487
Total current liabilities	10,529,430	228,764,333	128,456	(193,414,580)	46,007,639
Long-term debt	184,053,452	—	—	—	184,053,452
Amounts due to affiliates	20,106	(18,443)	8,421,531	—	8,423,194
Deferred tax liabilities	—	(157,846)	1,249,200	—	1,091,354
Long-term accrued liabilities	166,068	—	—	—	166,068
Total liabilities	194,769,056	228,588,044	9,799,187	(193,414,580)	239,741,707
Shareholders’ Equity (Deficit)
Preferred Stock	34	—	—	—	34
Common Stock	16,348	1,000	—	(1,000)	16,348
Additional paid in capital	39,838,460	—	—	—	39,838,460
Accumulated other comprehensive loss	—	—	—	—	—
Accumulated deficit	(26,087,593)	(89,652,722)	(333,396)	333,396	(115,740,315)
Total shareholders’ equity (deficit)	13,767,249	(89,651,722)	(333,396)	332,396	(75,885,473)
Noncontrolling interest	—	—	2,866,141	(333,396)	2,532,745
Total Platinum shareholders’ equity (deficit)	13,767,249	(89,651,722)	2,532,745	(1,000)	(73,352,728)
Total liabilities and shareholders’ equity (deficit)	$208,536,305	$138,936,322	$12,331,932	$(193,415,580)	$166,388,979

PLATINUM ENERGY SOLUTIONS, CONSOLIDATING BALANCE SHEET December 31, 2011

Assets	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$7,835,894	$2,018,418	$299,001	$—	$10,153,313
Accounts receivable, net	—	29,392,767	36,427	—	29,429,194
Available for sale investment securities	4,951,361	—	—	—	4,951,361
Inventory	—	5,272,073	—	—	5,272,073
Investment in subsidiary	1,000	—	—	(1,000)	—
Prepayments and other current assets	538,378	7,025,442	—	—	7,563,820
Deferred tax asset	—	—	191,762	—	191,762
Intercompany receivables	173,460,201	—	—	(173,460,201)	—
Total current assets	186,786,834	43,708,700	527,190	(173,461,201)	57,561,523
Property and equipment, net	—	150,194,657	15,102,820	(346,922,402)	(181,624,925)
Other assets	14,052,383	2,124,360	—	—	16,176,743
Total assets	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$18,958,512	$—	$—	$—	$18,958,512
Accounts payable—Trade	914,572	9,826,934	95,900	—	10,837,406
Accounts payable—Capital expenditures	—	8,114,960	—	—	8,114,960
Accrued expenses	10,675,351	8,589,708	(29)	—	19,265,030
Intercompany payables	—	173,460,201	—	(173,460,201)	—
Deferred revenue	—	9,627,129	—	—	9,627,129
Total current liabilities	30,548,435	209,618,932	95,871	(173,460,201)	66,803,037
Long-term debt	167,689,860	—	—	—	167,689,860
Amounts due to affiliates	—	—	11,105,056	—	11,105,056
Deferred revenue	—	3,500,000	—	—	3,500,000
Deferred tax liabilities	—	—	1,562,942	—	1,562,942
Total liabilities	198,238,295	213,118,932	12,763,869	(173,460,201)	250,660,895
Stockholders’ Equity (Deficit):
Preferred Stock	20	—	—	—	20
Common Stock	15,535	1,000	—	(1,000)	15,535
Additional paid in capital	25,240,012	—	—	—	25,240,012
Accumulated OCI	35,434	—	—	—	35,434
Accumulated deficit	(22,690,079)	(17,092,215)	—	—	(39,782,294)
Total stockholders’ equity (deficit)	2,600,922	(17,091,215)	—	(1,000)	(14,491,293)
Noncontrolling interest	—	—	2,866,141	—	2,866,141
Total Platinum stockholders’ equity (deficit)	2,600,922	(17,091,215)	2,866,141	(1,000)	(11,625,152)
Total liabilities and stockholders’ equity (deficit)	$200,839,217	$196,027,717	$15,630,010	$(173,461,201)	$239,035,743

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Twelve Months Ended December 31, 2012

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$153,145,110	$2,520,000	$(2,520,000)	$153,145,110
Cost of services, excluding depreciation	—	(136,651,278)	(25,824)	2,520,000	(134,157,102)
Loss on vendor settlements	—	(20,239,443)	—	—	(20,239,443)
Loss on disposal of assets	—	(235,133)	—	—	(235,133)
Depreciation	—	(26,702,566)	(3,270,730)	—	(29,973,296)
General and administrative expenses	(7,508,402)	(7,709,732)	(3,899)	—	(15,222,033)
Loss from operations	(7,508,402)	(38,393,042)	(780,453)	—	(46,681,897)
Interest expense, net	4,103,052	(34,214,641)	133,315	—	(29,978,274)
Other income	7,837	47,175	—	—	55,012
Loss before income tax	(3,397,513)	(72,560,508)	(647,138)	—	(76,605,159)
Income tax benefit	—	—	313,742	—	313,742
Net loss	$(3,397,513)	$(72,560,508)	$(333,396)	$—	$(76,291,417)

Comprehensive net loss attributable to Platinum	$(75,660,059)	$—	$—	$—	$(75,660,059)

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS Twelve Months Ended December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
Revenue	$—	$41,650,883	$2,159,136	$(2,100,000)	$41,710,019
Cost of services, excluding depreciation	—	(41,577,464)	(60,039)	2,100,000	(39,537,503)
Depreciation	—	(5,336,154)	(2,778,801)	—	(8,114,955)
General and administrative expenses	(8,626,860)	(1,624,621)	(45,280)	—	(10,296,761)
Loss from operations	(8,626,860)	(6,887,356)	(724,984)	—	(16,239,200)
Interest income (expense), net	(8,531,872)	(10,204,859)	122,247	—	(18,614,484)
Loss before income tax	(17,158,732)	(17,092,215)	(602,737)	—	(34,853,684)
Income tax benefit	—	—	242,189	—	242,189
Net loss	$(17,158,732)	$(17,092,215)	$(360,548)	$—	$(34,611,495)

Comprehensive net loss attributable to Platinum	$(34,198,892)	$—	$—	$—	$(34,198,892)

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING STATEMENT OF CASH FLOWS Twelve Months Ended December 31, 2012

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Elimina-tions	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,397,513)	$(72,560,508)	$(333,396)	$—	$(76,291,417)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, excluding impairment of coiled tubing assets	—	18,942,902	3,270,730	—	22,213,632
Depreciation, impairment of coiled tubing assets	—	7,759,664	—	—	7,759,664
Amortization of debt issuance costs and debt discounts	4,818,393	—	—	—	4,818,393
Loss on vendor settlements	—	20,239,443	—	—	20,239,443
Increase in allowance for doubtful accounts	—	2,229,011	—	—	2,229,011
Loss on disposal of assets	—	235,133	—	—	235,133
Deferred income taxes	—	8,222	(313,742)	—	(305,520)
Stock-based compensation expense	1,203,848	—	—	—	1,203,848
Write-off of deferred equity offering costs	2,273,805	—	—	—	2,273,805
Changes in assets and liabilities:
Accounts receivable	—	3,453,000	33,803	—	3,486,803
Intercompany receivables	(19,954,379)	—	—	19,954,379	—
Inventory	—	3,412,574	—	—	3,412,574
Accounts payable and accrued expenses	(1,029,568)	38,521,371	32,585	—	37,524,388
Affiliates Payable	20,106	(18,443)	(2,683,525)	—	(2,681,862)
Intercompany payables	—	19,954,379	—	(19,954,379)	—
Other current assets	3,245,414	(25,286,414)	—	—	(22,041,000)
Deferred revenue	—	(13,127,129)	—	—	(13,127,129)
Net cash provided by (used in) operating activities	(12,819,894)	3,763,205	6,455	—	(9,050,234)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	—	—	—	—
Sale of investment securities	4,915,927	—	—	—	4,915,927
Purchase of and deposits for property and equipment	—	(2,038,577)	—	—	(2,038,577)
Equipment lease deposits	—	(89,588)	—	—	(89,588)
Net cash provided by (used in) investing activities	4,915,927	(2,128,165)	—	—	2,787,762
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for financed insurance arrangements	(3,676,139)	—	—	—	(3,676,139)
Proceeds from issuance of common stock	13,530,569	—	—	—	13,530,569
Repayment of line of credit	(3,958,512)	—	—	—	(3,958,512)
Payment of equity offering costs	(531,004)	—	—	—	(531,004)
Payment of debt issuance cost	(367,700)	—	—	—	(367,700)
Net cash provided by financing activities	4,997,214	—	—	—	4,997,214
Net increase in cash and cash equivalents	(2,906,753)	1,635,040	6,455	—	(1,265,258)
Cash and cash equivalents—Beginning	7,835,894	2,018,418	299,001	—	10,153,313
Cash and cash equivalents—Ending	$4,929,141	$3,653,458	$305,456	$—	$8,888,055

PLATINUM ENERGY SOLUTIONS, INC. CONSOLIDATING STATEMENT OF CASH FLOWS Twelve Months Ended December 31, 2011

	Parent (PES)	Guarantor (PPP)	Non-Guarantor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,158,732)	$(17,092,215)	$(360,548)	$—	$(34,611,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	5,336,154	2,778,801	—	8,114,955
Amortization of debt issuance costs and debt discounts	2,936,823	—	—	—	2,936,823
Deferred income taxes	—	—	(242,189)	—	(242,189)
Stock-based compensation	1,130,567	—	—	—	1,130,567
Changes in assets and liabilities:
Accounts receivable	—	(29,392,768)	928,427	—	(28,464,341)
Inventory	—	(5,272,073)	—	—	(5,272,073)
Intercompany receivables	(183,427,237)	—	—	183,427,237	—
Accounts payable and accrued expenses	18,755,109	26,531,602	(2,886,075)	—	42,400,636
Intercompany payables	—	183,427,237	—	(183,427,237)	—
Other current assets	(538,378)	(7,025,442)	—	—	(7,563,820)
Deferred revenue	—	3,127,130	—	—	3,127,130
Net cash provided by (used in) operating activities	(178,301,848)	159,639,625	218,416	—	(18,443,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(5,630,457)	—	—	—	(5,630,457)
Sale of investment securities	2,883,658	—	—	—	2,883,658
Purchase of and deposits for property and equipment	—	(148,597,847)	(142,001)	—	(148,739,848)
Other	—	—	6,986	—	6,986
Deposits under operating leases	(9,027)	(2,124,360)	—	—	(2,133,387)
Net cash used in investing activities	(2,755,826)	(150,722,207)	(135,015)	—	(153,613,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issued senior notes	159,928,600	—	—	—	159,928,600
Proceeds from issued preferred stock	20,000,000	—	—	—	20,000,000
Customer provided financing	6,900,000	(6,900,000)	—	—	—
Proceeds from lines of credit	16,915,401	—	—	—	16,915,401
Payment of debt issuance costs	(14,428,830)	—	—	—	(14,428,830)
Receipt of initial capital	(1,000)	1,000	—	—	—
Payment of equity offering costs	(1,742,802)	—	—	—	(1,742,802)
Release of restricted cash	6,637,493	—	—	—	6,637,493
Repayment of line of credit	(6,746,889)	—	—	—	(6,746,889)
Contribution from noncontrolling interests	—	—	215,600	—	215,600
Net cash provided by financing activities	187,461,973	(6,899,000)	215,600	—	180,778,573
Net increase in cash and cash equivalents	6,404,299	2,018,418	299,001	—	8,721,718
Cash and cash equivalents—Beginning	1,431,595	—	—	—	1,431,595
Cash and cash equivalents—Ending	$7,835,894	$2,018,418	$299,001	$—	$10,153,313

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), were ineffective as of December 31, 2012, due to material weaknesses described below in management's assessment of the Company's internal control over financial reporting.

To address the material weaknesses, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As a result of these procedures, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented, in conformity with U.S. GAAP.

Limitations inherent in all controls
Our management, including the CEO and CFO, recognizes that the disclosure controls and procedures (discussed above) and internal controls over financial reporting may not prevent or detect misstatements or fraud. Any controls system, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of such limitations there is a risk that material misstatements or instances of fraud will not be prevented or detected on a timely basis by the financial reporting process. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Material Weaknesses
A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following material weaknesses in its internal controls over financial reporting:

Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. We did not design an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters. This principally affected our accounting over accrued liabilities, share-based compensation, and the evaluation of recoverability of long-lived assets. This material weakness also contributed to the material weaknesses described below.

Lack of segregation of duties as it relates to the preparation, review, and recording of journal entries. The Company's complement of accounting personnel does not adequately allow for the proper supervisory review of journal entries.

Period-end financial reporting process. We did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, we did not prepare timely accounting reconciliations in certain instances nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.
The material weaknesses described above could result in misstatements that would result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected.

Remediation Plans
We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures in order to remediate the material weaknesses, noted specifically above.
While our evaluation of the appropriate remediation plans are still in process, efforts to date have included recruiting experienced accounting personnel to fill vacant positions in the organization resulting from turnover of personnel in the finance and accounting department. As an interim measure, the Company is utilizing third party consultants to assist in the preparation of financial information.

Changes in Internal Control over Financial Reporting
Except for the material weaknesses and related remediation plans discussed above, there were no changes made in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of June 30, 2013.

Name	Age	Position
L. Charles Moncla, Jr.	64	Chairman of the Board and Chief Executive Officer
J. Clarke Legler, II	45	Chief Financial Officer and Secretary
Timothy L. Morrison	40	Executive Vice President of Operations
Jose' E. Feliciano (1)	40	Director
Mervin Dunn (2)	59	Director

(1) Resigned on August 7, 2013.
(2) Resigned on August 6, 2013.

Set forth below is the description of the backgrounds of our directors and executive officers.

L. Charles Moncla, Jr. has been our Chairman of the Board and Chief Executive Officer since February 2011. He has been the sole shareholder and chief executive officer of WSB since September 2009. From January 2009 to September 2009, Mr. Moncla was an independent consultant. Mr. Moncla previously served as vice president of Key Energy Services Inc. from October 2007 until January 2009 following his sale of Moncla Well Service, Inc. to Key Energy. In November 1984, Mr. Moncla founded Moncla Well Service, Inc., a workover rig company, and grew the company until its sale to Key Energy. In 2001, Mr. Moncla founded Moncla Marine, a barge workover company for shallow water oilfield operations, and expanded its operations by organizing Brothers Oilfield Service in 2004. Brothers Oilfield Service provides swabbing, tubing testing, hot oil, anchor services, mud tank and generator rentals. The Board selected Mr. Moncla to serve as a director because he is the Company’s Chief Executive Officer, with a thorough knowledge of all operational activities of the Company. The Board also valued his many years of experience and expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at oil and natural gas companies and oilfield service companies. The Board believes he brings a unique and valuable perspective to the Board.

J. Clarke Legler, II has been our Chief Financial Officer since November 2010, our Secretary since August 2011 and a director since March 2011 to March 10, 2012. Mr. Legler has over 16 years of executive and start-up experience in the technology and energy industries and six years of commercial banking background. From October 1996 through November 2010, Mr. Legler served as strategic advisor to Thompson Family Companies, a real estate developer. From December 2001 to December 2010, he served as the chief financial officer of, and thereafter has provided record-keeping and finance consulting services to, Layton Energy and Layton Corporation, a group of companies, including E&P, pipeline, oilfield services and waste disposal companies in the energy industry. The Board selected Mr. Legler to serve as a director because it believes he brings valuable management and finance expertise to the Board, particularly with respect to startup energy companies.

Timothy L. Morrison has been our Executive Vice President of Operations since November 2011. Mr. Morrison was President and Chief Executive Officer of Gravis Oil Corporation (f/k/a MegaWest Energy Corp.) from January 4, 2011 to November 2011. Mr. Morrison was also Secretary of Gravis Oil from March 10, 2011, and a director of Gravis Oil from April 29, 2011 to November 2011. Prior to joining MegaWest, Mr. Morrison managed the operations of Cox Operating, LLC and Cox Oil, LLC as Chief Operating Officer for five years. Prior to joining Cox he spent five years with Halliburton Energy Services and served as District Manager of Halliburton’s operations in the San Juan and Raton Basin oil fields. Mr. Morrison’s experience includes both onshore and offshore facility and personnel management. He has experience with stimulation, sand control, completion tools, reservoir modeling and production analysis and has background in both domestic and international assets. Mr. Morrison is currently on the board of directors of the Louisiana Oil & Gas Association.

José E. Feliciano was a director from March 2011 to August 7, 2013. Mr. Feliciano is a partner and co-founder of Clearlake Capital Group, L.P., a private investment firm, which indirectly owned 34.1% of the outstanding common stock of the Company, as calculated on a fully diluted basis as of December 31, 2012. Clearlake Capital Group, L.P. was founded in December 2006. Mr.

Feliciano has over 15 years of finance and private equity investment experience and is, and has been, a director and board observer to several other companies, including Smart Sand, Inc., Jacuzzi Brands Corp. (and affiliate Jupiter Holding I Corp.), MYCOM Group Limited, Purple Communications, Inc., and World Gourmet Marketing, LLC (and its affiliate World Gourmet Acquisition, LLC). Mr. Feliciano became a director pursuant to the terms of the Stockholders Agreement, dated March 3, 2011, by and among us, the Investors named therein, and the Stockholders named therein, as amended (the “Stockholders Agreement”) executed in connection with the Unit Offering and the Concurrent Equity Offering. The Board valued Mr. Feliciano’s financial expertise, including his extensive experience with capital markets transactions and investments in both public and private companies. Jose' was the chairman of the Audit Committee.

Merv Dunn was a director from March 10, 2012 to August 6, 2013. Mr. Dunn has served as a director of Commercial Vehicle Group, Inc., a supplier of fully integrated system solutions for the global commercial vehicle market, since August 2004 and as its President and Chief Executive Officer since June 2002, and prior thereto as the President of Trim Systems, a division of Commercial Vehicle Group, beginning in October 1999. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. From 1988 to 1998, Mr. Dunn served in a number of key leadership roles at Arvin Industries, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. From 1985 to 1988, Mr. Dunn held several key management positions in engineering and quality assurance at Johnson Controls Automotive Group, an automotive trim company, including Division Quality Manager. From 1980 to 1985, Mr. Dunn served in a number of management positions for engineering and quality departments of Hyster Corporation, a manufacturer of heavy lift trucks. Mr. Dunn also currently serves as a Director of Transdigm Group, Inc. and a non profit organization, New Albany Foundation.

William Restrepo has been a director from March 10, 2012 and Chairman of the Audit Committee since the second quarter of 2012 until he resigned as a director on March 7, 2013. Mr. Restrepo serves as Chief Financial Officer of Pacific Drilling SA. Mr. Restrepo served as Executive Vice President, Secretary and Chief Financial Officer of Seitel Data Corp., Seitel Solutions, Seitel Delaware, Inc. and DDD Energy Inc. He served as the Chief Financial Officer, Senior Vice President and Treasurer of Smith International Inc. from October 16, 2009 to August 27, 2010 and also served as its Principal Accounting Officer until August 27, 2010. Mr. Restrepo served as an Executive Vice President, Chief Financial Officer and Secretary of Seitel Inc. at N360x, L.L.C from July 25, 2005 to October 15, 2009. He also served as the Chief Financial Executive for the North and South America area of Seitel Inc. For over 20 years, he held various financial and operational positions of Schlumberger Limited, including, Vice President of Finance for their worldwide pressure pumping business, Regional Vice President and General Manager, Corporate Treasurer, and other senior financial executive and controller positions with international posts in Europe, South America and Asia. Mr. Restrepo holds a Master’s degree in Finance and Accounting, a Bachelor’s degree in Economics and a B.Sc. in Civil Engineering from the University of Miami and an MBA from Cornell University. Mr. Restrepo was the chairman and the financial expert of the Audit Committee.

Richard L. Crandall was a director from January 19, 2012 to February 19, 2013. Mr. Crandall is, and has been, a director, advisor and mentor to chief executive officers of a number of public and private companies of various sizes. Mr. Crandall has served in a variety of board governance capacities including on audit, governance, compensation and IT committees and as non-executive chairman of several companies. Mr. Crandall has been a director of R.R. Donnelley, a global printing and communications solutions company, since January 2012; has been a director of Actv8.me, an interactive television “second screen” marketing company, since June 2011; a director of Pelstar, LLC, a medical equipment manufacturing and sale company, since February 2002 and its chairman since April 2007; a director of Diebold, Inc., a financial self-service equipment and services company, since July 1996; a director of the mutual fund Dreman Claymore Dividend and Income Trust from January 2004 to July 2010; a director of Novell, Inc., a computer software company, from May 2003 to May 2008 and its chairman from May 2008 to April 2011. Mr. Crandall also founded Enterprise Software Roundtable, LLC, a chief executive officer roundtable for larger global software firms, in 1995 and has served as its chairman since its inception. Mr. Crandall founded Arbor Partners, LLC, a technology venture capital fund family, in March 1997 and served as its co-managing partner from inception to December 2000 and from December 2000 to the present as a passive advisor. From October 2002 to December 2008, Mr. Crandall was a technology advisor to the U.S. Chamber of Commerce. Mr. Crandall founded the software firm Comshare, Inc. in February 1966, served as its president from August 1970 to April 1994 and its chairman from April 1994 to June 1997. The Board selected Mr. Crandall to serve as a director because of his extensive knowledge of and experience in leading public companies.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is helpful to understand our executive compensation policies and decisions as they relate to the 2012 and 2011 compensation of our named executive officers as identified in our Summary Compensation Table.

Objectives. To attract, retain, and motivate qualified executive officers, we aim to establish wages and salaries that are competitive with those of people employed by similar companies in our operating industries. The base salaries we paid in 2012 were intended to be consistent among executives as well. Through 2012, we took a simple approach to compensating our named executive officers. We sought to avoid complex forms of compensation, such as awards under long-term cash incentive plans, non-qualified defined benefit plans and pension plans, while we are still evolving as a business. We intend that base salaries for our executives reflect the marketplace for similar positions. In October 2010, we established the equity plan, which was later replaced with the 2010 Omnibus Equity Incentive Plan, as amended (the “2010 Plan”), with the goal to provide equity ownership opportunities to our employees and directors so they can have a stake in the success of the Company, just like our stockholders.

Compensation Program Administration and Policies. Specific salary and bonus levels, as well as the amount and timing of equity grants, were determined on a case-by-case basis through negotiations with our executives. During the fiscal year ended December 31, 2011, we entered into employment agreements with Mr. Moncla, our Chairman of the Board and Chief Executive Officer, effective as of December 1, 2010 and Mr. Legler, our Chief Financial Officer, effective as of March 3, 2011. In January 2012, we established a Compensation Committee that has general responsibility for executive compensation and benefits, including incentive compensation and equity-based plans.

Corporate Governance

Pay Elements. As of December 2012, we provided the following pay elements to our executive officers in varying combinations to accomplish our compensation objectives:

• Base salary;

• Equity-based compensation (e.g., stock options and restricted stock grants), with awards to be granted pursuant to the
2010 Plan; and

• Certain modest executive perquisites and benefits.

Our goal is to set each executive’s base salary at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We may utilize cash bonuses to reward performance achievements within the past fiscal year. We intend to utilize equity-based compensation under the 2010 Plan to provide long-term rewards for retention and performance.

Each compensation element and its purpose are further described below.

Base Salary. Base salary is intended to compensate the executive for the basic market value of the position and the responsibilities of that position relative to other positions in the Company. The Board considered several factors such as the duties and responsibilities of the position, the individual executive’s experience and qualifications, the executive’s prior salary and competitive salary information in establishing base salaries but did not find it useful to, and did not attempt to, quantify, rank or otherwise assign relative weights to these factors.

We will review our base salaries from time to time, and may adjust them based on market trends. We also intend to review the applicable executive’s responsibilities, performance and experience. We do not intend to provide formulaic base salary increases to our executives. If necessary, we may realign base salaries with market levels for the same positions in companies of similar size to us represented in compensation data we review, if we identify significant market changes in our data analysis.

Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Bonus. In addition to base salary, existing executives are eligible for a discretionary annual bonus, the amount of which is determined by the Board based on the quality and nature of the executive’s services and the performance of the Company during such year. No bonus payments were made in 2012, other than discretionary cash bonus of $100,000 paid to Mr. Morrison in connection with his services to the Company.

Equity-Based Compensation. Our Board believes that granting shares of restricted stock and/or stock options to existing executives provides an important incentive to retain executives and rewards them for their performance. Any grants made under the 2010 Plan may be made at the discretion of our Board or a committee to be designated by the Board. We do not have any practice, policy or program allowing for timing of equity grants in relation to our current stock price or material non-public information. We granted restricted stock and option awards in respect of 335,105 shares of our common stock in the aggregate under the 2010 Plan to our named executive officers. We also made a grant of restricted stock to Mr. Moncla outside of the 2010 Plan. The restricted stock grant to Mr. Moncla was determined and approved by our Board in connection with the negotiation and execution of Mr. Moncla’s employment agreement and his appointment as our Chief Executive Officer. The restricted stock grant to Mr. Legler was determined and approved by our Board in connection with the negotiation and execution of Mr. Legler’s employment agreement and his appointment as our Chief Financial Officer.

Executive Perquisites and Benefits. Our philosophy is to provide executives with limited perquisites. We provide certain executives that have significant travel commitments in fulfilling their roles with a monthly car allowance, or use of a company vehicle when used in connection with the services they provide to us, and a monthly mobile phone allowance.

Payments with Respect to Severance of Employment and/or Upon Change of Control. Through December 31, 2012, we did not have any practice of providing, or obligation to provide, payments to our named executive officers following termination of employment or upon a change in control (or similar event), except as negotiated under the employment agreements with Mr. Moncla and Mr. Legler and as may be provided in equity awards. The material terms of the payments to Mr. Moncla and Mr. Legler following termination of employment or upon a change of control are described in “ – Employment Agreements” and “Potential Payments Upon Termination or Change in Control,” in Amendment No. 2, Form S-4 Registration statement, as filed with the SEC on January 31, 2012.

Employment Agreements

L. Charles Moncla, Jr. We entered into an employment agreement with Mr. Moncla on March 3, 2011 that provides for his employment as our Chief Executive Officer at an annual base salary of $180,000, effective as of December 1, 2010 with respect to base salary. In addition to his annual base salary, Mr. Moncla is eligible for a discretionary bonus, the amount of which shall be determined by the Board based on the quality and nature of Mr. Moncla’s services and the performance of the Company. He is also entitled to a monthly automobile allowance of up to $3,000 per month. Pursuant to the employment agreement, Mr. Moncla was granted 3,734,694 shares of common stock representing 20% of the Company’s common stock on a fully diluted as converted basis (after giving effect to the Concurrent Equity Offering) as of the date of the agreement.

Mr. Moncla’s employment agreement is for a term of one year and renewable for subsequent one-year periods unless either party provides at least 90 days’ prior notice of nonrenewal. Either party may terminate his employment and the agreement, with or without cause. Termination without cause requires at least 30 days’ prior notice from the terminating party. If the Company terminates Mr. Moncla without cause, or Mr. Moncla terminates for good reason, we will be required to pay Mr. Moncla his base salary and health benefits through the end of the then current term of his employment agreement. No severance is due upon our termination of Mr. Moncla for cause, or by Mr. Moncla without good reason. Upon termination due to disability, Mr. Moncla is entitled to compensation for the lesser of (i) the remaining term of his employment agreement, (ii) six months following his termination, and (iii) the period until disability insurance benefits commence under the Company’s disability insurance coverage (if any), and he is entitled to health benefits for the remaining term of his employment agreement. In the event of death, we will be required to pay Mr. Moncla’s estate his base salary through the date of his death.

Mr. Moncla’s employment agreement also includes covenants on non-competition, non-solicitation of customers, non-solicitation of employees and non-disclosure of confidential information that apply during his employment and for the two-year period following the termination of his employment.

J. Clarke Legler, II We entered into an employment agreement with Mr. Legler on March 3, 2011, that provides for his employment as our Chief Financial Officer at an annual base salary of $175,000. In addition to his annual base salary, Mr. Legler is eligible for a discretionary bonus, the amount of which shall be determined by the Board based on the quality and nature of Mr. Legler’s services and the performance of the Company. He was also granted 280,105 shares of common stock, subject to a vesting schedule as set forth in his restricted stock agreement.

Mr. Legler’s employment agreement is for a term of one year and renewable for subsequent one-year periods unless either party provides at least 90 days’ prior notice. Either party may terminate his employment and the agreement, with or without cause. Termination without cause requires at least 30 days’ prior notice from the terminating party. If the Company terminates Mr. Legler without cause, or Mr. Legler terminates for good reason, we will be required to pay Mr. Legler his base salary and health benefits through the end of the term of his employment agreement. No severance is due upon our termination of Mr. Legler for cause, or by Mr. Legler without good reason. Upon termination due to disability, Mr. Legler is entitled to compensation for the lesser of (i) the remaining term of his employment agreement, (ii) six months following his termination, and (iii) the period until disability insurance benefits commence under the Company’s disability insurance coverage (if any), and he is entitled to health benefits for the remaining term of his employment agreement. In the event of death, we will be required to pay Mr. Legler’s estate his base salary through the date of his death.

Mr. Legler’s employment agreement also includes covenants on non-competition, non-solicitation of customers, non- solicitation of employees and non-disclosure of confidential information that apply during his employment and for the two-year period following the termination of his employment.

Summary Compensation Table

The following table sets forth, for the periods indicated, the total compensation for services provided to us by all persons who served as our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) during 2011 and 2010 and the two other persons who served as executive officers at the end of 2011 and 2010 who received compensation during 2011 and 2010 (such persons identified on the table below may be referred to collectively herein as the “named executive officers”).

Name and Principal Position				Stock	Option	All Other	Total
	Year	Salary	Bonus	Awards (1)	Awards (1)	Compensation (2)	Compensation
L. Charles Moncla, Jr.	2012	$186,923	$—	$—	$—	$10,177	$197,100
Chairman of the Board and Chief Executive Officer
	2011	180,000	—	1,587,245	—	938,463	2,705,708

J. Clarke Legler, II	2012	181,731	—	—	—	14,331	196,062
Chief Financial Officer and Secretary	2011	146,506	—	119,044	452,000	77,522	795,072

Timothy L. Morrison	2012	225,000	100,000	35,000	59,400	14,331	433,731
Executive Vice President of Operations	2011	20,192	—	—	—	562	20,754

(1) Amounts reported in the “Stock Awards” and "Option Awards" columns represent the aggregate grant date fair value of restricted stock awards and stock options, which are computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9 to our Consolidated Financial Statements.

(2) All Other Compensation in 2012 comprises car / gas allowance and cell phone reimbursement. All Other Compensation in 2011 largely consists of reimbursement for taxable gain regarding stock options and awards. Also included in this amount are car / gas allowance and cell phone reimbursement.

Outstanding Equity Awards as of December 31, 2012

The following table lists all outstanding equity awards held by our named executive officers as of December 31, 2012. These amounts have been adjusted to reflect the Reverse Stock Split completed in January 2012.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable			Number of Shares of Stock That Have Not Vested as of December 31, 2012		Market Value of Shares of Stock That Have Not Vested as of December 31, 2012

			Option Exercise Price ($)	Option Expiration Date

Name
L. Charles Moncla, Jr. (1)	—	—	$—	N/A	2,117,571		$899,968
J. Clarke Legler, II (2)	10,000	30,000	4.00	8/28/2021	186,830		79,403
Timothy L. Morrison (3)	27,500	2,500	3.50	1/18/2022	7,500	155,000	26,250

(1) 3,734,694 restricted shares were granted to Mr. Moncla on March 3, 2011 and will fully vest by December 31, 2013.

(2) The option awards have a four-year vesting term of which 25% vest upon the one-year anniversary of the grant date and 6.25% vest quarterly thereafter. Therefore, the options for all 200,000 shares will become fully vested on August 31, 2015, if Mr. Legler remains an employee of the Company through that date. Also, 280,105 shares of restricted stock were granted to Mr. Legler on March 3, 2011 and will fully vest by December 31, 2014.

(3) The option awards have a four-year vesting term of which 25% vest upon the one-year anniversary of the grant date and 6.25% vest quarterly thereafter. Therefore, the options for all 30,000 shares will become fully vested on November 22, 2105, if Mr. Morrison remains an employee of the Company through that date. Also, 10,000 shares of restricted stock were granted to Mr. Morrison on January 19, 2012 and will fully vest by November 22, 2015.

Compensation of Directors

The following table sets forth the compensation earned by our non-employee directors for 2012:

	Fees Earned
	or Paid	Stock	Total
Name	in Cash	Awards	Compensation
William Restrepo (1)	$53,923	$61,065	$114,988
Merv Dunn (2)	29,142	133,633	162,775
Jose' E. Feliciano (3)	33,524	155,000	188,524
Rick Crandall (4)	71,786	149,342	221,128

(1) Resigned on March 7, 2013.
(2) Resigned on August 6, 2013.
(3) Resigned on August 7, 2013.
(4) Resigned on February 19, 2013.

Our compensation committee charter, adopted in January 2012, provided for a non-employee director compensation policy that includes the following annual fees (commencing for calendar year 2012) payable in semiannual installments for non-employee directors:

Annual Retainer	$40,000
Lead Director, Audit Committee Chairperson	$15,000
Compensation Committee Chairperson, Nominating and Governance Committee Chairperson	$10,000
Committee membership	$10,000
Board meeting attended in person	$2,000
Board Meeting attended by telephone	$1,000

In addition, non-employee directors will be granted restricted shares of common stock (or options to purchase common stock) annually on each January 15th. The intent is that each grant shall have a market value of $75,000, and fully vest after the following year of service (or earlier on death or change in control), subject to continued service. If the grant is for options, once vested the options will expire upon the earlier of 10 years after the date of grant or four years after the director ceases to be a Board member. If a director becomes a Board member after January 1st, the number will be pro rated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2013, information with respect to the beneficial ownership of our common equity for (i) each person that is a director and/or executive officer; (ii) all such directors and/or executive officers as a group; and (iii) each person or entity that beneficially owns (directly or together with affiliates) more than 5% of our common equity. We refer to our common outstanding stock, without regard to the 2011 and 2012 warrants, as our common equity. To our knowledge, each individual or entity named has sole investment and voting power with respect to units of common equity beneficially owned by them, except as otherwise noted. The number of share of common equity and the percentages of beneficial ownership are based on a total of 16,347,962 shares of common stock issued and outstanding and not subject to repurchase, or subject to issuance upon exercise of warrants.

		Common
	Shares	Equity
	Beneficially	Percentage
Name of Beneficial Owner	Owned	Ownership
Clearlake Capital Partners II (Master), L.P. (1)	6,353,805	38.9%
Lucky Charm Resources, Inc. (2)	3,734,694	22.8%
Moncla Platinum Investment Group, LLC (3)	1,731,968	10.6%
J. Clarke Legler II	280,105	1.7%
Jose Feliciano	51,667	0.3%
Merv Dunn	44,544	0.3%
Tim Morrison	10,000	0.1%
Executive Officers and Directors as a Group	12,206,783	74.7%

(1) Partially owned by Jose' Feliciano.
(2) 100% owned by L. Charles Moncla, Jr.
(3) Partially owned by L. Charles Moncla, Jr.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Well Services Blocker, Inc. Entities

On March 3, 2011, we entered into a lease agreement with Well Services Blocker, Inc. (“WSB”) and two of its wholly owned entities, Moncla Pressure Pumping Well Services, L.L.C. (“PP”) and Moncla Coil Tubing Well Services, LLC (“CT”), ) to lease all of the coil tubing and pressure pumping equipment held by PP, CT and MW Services Transportation LLC (“MWST”) (collectively, the “WSB Business”). These entities are controlled by our CEO. The term of the lease is for two years commencing March 3, 2011. Under the terms of the lease we will pay WSB a monthly fee of $210,000 over a term of two years. Should there be a change of control in the Company, we may, at the option of the lessor, be obligated to purchase the assets subject to the lease agreement for an amount equal to the greater of:

a.	The aggregate of the outstanding balance of the loans from JPMorgan Chase Bank, N.A. and from WSB’s shareholder, Charles Moncla limited to $16.1 million; and

b.	The lesser of (i) the last twelve months of revenue generated by the business of WSB or (ii) $20 million.

We consolidated the WSB Business effective March 3, 2011. For a discussion of subsequent events regarding the WSB lease, see Note 16—Subsequent Events, WSB Lease Agreement.

Our Relationship with Layton Corporation

During December 2010, the Company entered into an overhead allocation agreement with Layton Corporation, a company that is owned and controlled by one of the Company’s directors, covering the Company’s previous office space at 2100 West Loop South, 16th Floor, Houston, Texas. This agreement addressed shared space and other office services provided by Layton Corporation and the Company paid $30,000 per month for these services until September 5, 2012. The Company also entered into a contract with Layton Corporation whereby the Company paid Layton Corporation a $1.35 million fee for services related to the offering of debt and equity which closed on March 3, 2011. On March 6, 2012, in connection with a restructuring of our board of directors, Daniel Layton resigned from the board.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following paragraphs provide information regarding related party transactions since the beginning of our last fiscal year (January 1, 2011) through the date of this annual report on Form 10-K. Our Board recognizes that transactions in which we participate and in which a related person (executive officer, director, director nominee, five percent or greater stockholder, or an immediate family member of one of the foregoing) has a direct or indirect material interest, can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of the Company and its stockholders. We have delegated the deliberations and approval of such matters to our audit committee under its charter. We also require each executive officer and director to annually provide us written disclosure of any transaction to which we are a party and in which the officer or director or any of their immediate family members has a direct or indirect material financial interest.

Our Board has adopted a written policy regarding transactions with related parties. This policy requires that any director or executive officer promptly disclose to the chairman of our audit committee (or the Chairman of the Board, if the Chairman of the audit committee is the related person) any potential “related party transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) and all material facts with respect thereto. We expect that the Chairman of the audit committee (or Chairman of the Board, as applicable) will promptly communicate such information to the rest of our audit committee, and counsel (in consultation with management) will analyze the transaction to determine whether the transaction or relationship does, in fact, constitute a related party transaction requiring compliance with our written policy. No related party transaction will be entered into without the approval or ratification of our audit committee or another independent body of our Board.

In determining whether to approve a related party transaction, we expect that our audit committee (or such other independent body of our Board) will consider the following factors (among other factors, including those required by Nevada corporate law), to the extent relevant to such transaction:

•	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for the Company to enter into the related party transaction;

•	whether the related party transaction would impair the independence of an outside director; and

•
whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party; the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction; the ongoing nature of any proposed relationship; and any other factors our audit committee deems relevant.

We expect that any member of our audit committee (or such other independent body) who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may (if so requested by the chairman of the audit committee (or such other independent body)), participate in some or all of the discussions of the audit committee (or such other independent body) of the related party transaction. Upon completion of its review of the transaction, our audit committee (or such other independent body) may determine to permit or to prohibit the related party transaction. If our audit committee (or such other independent body) or its chairman determines that a related party transaction should be brought before the Board, or if the Board in any case elects to review any such matter, the considerations described above will apply to the Board’s review and approval of the matter (with such modification as may be necessary or appropriate under the circumstances).

WSB Transaction

Our Chief Executive Officer, Mr. Moncla, is the sole shareholder and chief executive officer of WSB. On March 3, 2011, prior to the consummation of the Unit Offering, WSB and certain of its affiliates entered into the Lease Purchase Agreement with the Company for the purposes of leasing to the Company all necessary equipment required to provide certain coiled tubing and cementing services.

The term of the Lease Purchase Agreement is two years, expiring on March 3, 2013. The monthly lease payment payable by the Company is $210,000. In the event that a Change of Control (as defined below) of PES occurs prior to the expiration of the term of the Lease Purchase Agreement, the Company is obligated, subject to the prior satisfaction of the Company’s obligations to the holders of the Notes upon such Change of Control, and subject to the affiliated transactions covenant in the indenture governing the Notes, to purchase the WSB Business for a purchase price equal to the greater of (i) the aggregate amount of certain obligations specified in the Lease Purchase Agreement, but in no event greater than $16.1 million (the “Minimum Amount”) and (ii) an amount equal to the lesser of (x) the last twelve months of revenue generated by the WSB Business and (y) $20 million (the “Maximum Amount”), subject to adjustment if the parties mutually determine in good faith that a higher or lower amount is warranted based upon WSB’s performance under such agreement. We estimate that, if a Change of Control had occurred on December 31, 2011, the purchase price we would have been required to pay for the WSB Business would have been approximately $16.1 million. Mr. Moncla also made a number of individual loans to WSB evidenced by demand promissory notes. Under the Lease Purchase Agreement, we are required, at our sole cost and expense, to keep the equipment leased thereunder in good operating order, repair, condition and appearance and furnish any and all parts, mechanisms or devices required to keep the equipment in good mechanical and working order.

For a discussion of subsequent events regarding the WSB lease, see Note 16—Subsequent Events, WSB Lease Agreement.

Other

In May 2011, we signed a Lease Agreement with L M Industries, L.L.C., a company solely owned by Mr. Moncla, covering property in Louisiana, which the Company may use for storing and repairing equipment and general office purposes. The lease term is two years commencing March 1, 2011, and the monthly lease payment payable by the Company is $10,000 per month, with the first payment having been made on May 1, 2011.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Fees Paid to Independent Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, began serving as the Company’s independent auditor since 2010.  The Audit Committee engaged KPMG LLP to perform an annual audit of the Company’s financial statements for the fiscal year ended December 31, 2012.

The following table presents fees and expenses billed by KPMG LLP for its audit of the Company’s annual consolidated financial statements and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2012 and 2011 and for other services provided by KPMG, LLP.

	2012	2011
Audit fees	$399,068	$1,452,500
Tax compliance fees	—	20,000
All other fees	—	950,731
Total fees	$399,068	$2,423,231

The Audit fees for 2011 include approximately $660,000 related to services performed by KPMG LLP in connection with the Company's 2012 equity offering and senior notes issuance, the related registration statements on Form S-1 and S-4, respectively, and other statutory filings.  The All other fees is related to an IPO readiness assessment performed by KPMG LLP.

PART IV.

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

PLATINUM ENERGY SOLUTIONS, INC.

Date:	August 14, 2013	By:	/s/ L. CHARLES MONCLA, JR.
L. Charles Moncla, Jr.
Chairman and Chief Executive Officer

Date:	August 14, 2013	By:	/s/ J. CLARKE LEGLER, II
J. Clarke Legler, II
Chief Financial Officer and Secretary